Form 10-K
MEDUSA CORP
filed 1995-03-27
CIK 64674

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1994

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

     Commission file number 1-1274-2

                            MEDUSA CORPORATION
                  (Exact name of registrant as specified in its charter)

               OHIO                                       34-0394630
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3008 MONTICELLO BLVD., CLEVELAND HTS., OHIO                      44118
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (216)  371-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
           Title of each class                    on which registered

Common Shares without par value                 New York Stock Exchange

Securities registered pursuant to Section 12 (G) of the Act:

                                     None
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock of the registrant as of February 28, 1995 was $401,657,330.

The number of shares outstanding of the issuer's classes of common stock, as of February 28, 1995:

Common Shares without par value -- 16,228,579








                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts II and IV.

Portions of the proxy statement for the annual shareholders meeting May 8, 1995 are incorporated by reference into Part III.






















































                                  PART I

      Item l.   Business

      Cement Industry Overview


      Portland cement is the essential binding material used in making concrete, which is widely used in residential and non-residential construction and in public works and infrastructure projects. Cement is sold primarily in bulk form to producers of ready-mix concrete and manufacturers of concrete products.

      Cement is made in a multi-stage process that begins with the crushing, grinding and mixing of calcium (usually in the form of quarried limestone), sand, alumina, iron oxide and other materials. This raw materials mixture is then reacted in rotary kilns at extremely high temperatures. The resulting marble-size pellet material (called "clinker") is cooled and ground with a small amount of gypsum to produce cement having the consistency of fine powder.

      There are two basic methods of clinker production. The older "wet" process involves mixing the raw materials with water to form a slurry that is reacted in the kiln. This process involves the use of a large amount of fuel, but enables the raw materials to be handled and mixed easily. In the more fuel-efficient "dry" process, the slurrying step is eliminated and clinker is produced by reacting only the dry raw materials. Even more fuel-efficient processes involve preheater and preheater/precalciner techniques that recycle excess heat from the kiln to either preheat or to enhance chemical reaction of the raw materials prior to their introduction into the kiln. The company estimates that, in general, the energy consumed to produce cement from a dry process preheater/precalciner kiln is approximately 40% less than a wet process kiln. All the company's kilns use the dry process.

      According to the United States Bureau of Mines' current report, the average price of a ton of cement in 1992, F.O.B. the point of sale, was $48.86. Cement markets tend to be regional because of the low price of cement relative to its weight, making cost of transportation an important factor in the industry. The company estimates that the approximate distance that one ton of cement can be transported for the same relative cost is 500 miles by vessel, 60 miles by rail and 20 miles by truck. As a result, cement plants whose products can be transported only by truck or rail tend to serve relatively small geographic markets (typically not in excess of a 200 mile radius of the plant), while plants with access to water transportation are able to efficiently serve considerably larger geographic markets. The market served by a cement plant may be extended through the use of distribution terminals to which cement is transferred in bulk and inventoried for sale to customers in surrounding areas.

      Demand

      Demand for cement is correlated to cyclical construction activity, which, in turn, is influenced largely by national and regional economic conditions, including (particularly in the case of residential construction) prevailing interest rates. In addition, levels of government spending on infrastructure improvement affect cement consumption. Demand for cement is also seasonal, particularly


                                         -1-

                                       PART I

      Item l.   Business (continued)

      in northern markets where inclement weather affects construction activity. According to the Portland Cement Association ("PCA"), total annual cement consumption in the United States over the past 20 years has ranged from a low of 65.5 million tons in 1982 to a high of
      94.2 million tons in 1994, generally corresponding to then prevailing economic conditions and construction activity. Cement consumption in the United States in 1994 was 94.2 million tons, of which approximately 24% was used in residential construction, 29% in non-residential construction, and the remainder in public construction, such as infrastructure.

      The company believes increased government spending on infrastructure improvement would have a favorable impact on future cement demand from the residential construction and non-building construction sectors (predominantly infrastructure). Enactment of the Intermodal Surface Transportation Efficiency Act of 1991, which authorized the appropriation of federal funds primarily for construction and improvement of highways, bridges and mass transit systems, reflected Congressional recognition of the need for national infrastructure repair and replacement. Future demand for cement for infrastructure improvement will depend on the level of funding made available for such purpose by federal, state and local governments.

      Supply

      According to current statistics published by the PCA, United States clinker production capacity decreased from 91.1 million tons to 82.8 million tons, or by approximately 9%, from 1975 to 1993. Statistics published by the United States Bureau of Mines and the PCA indicate that from 1975 to 1993 the number of cement companies operating in the United States has dropped from 57 to 44, and in 1992 the 10 largest of such companies accounted for approximately 61% of total United States production capacity for clinker. Because of the extent of capital investment required and the long lead times associated with establishing new or re-opening closed facilities, the company does not expect that significant additional domestic cement production capacity will be added unless cement prices increase significantly on a sustained basis over current levels.

      Imports of cement and clinker, which have had the most impact on markets along coastal and southern border areas of the United States, with ripple effects elsewhere, have declined from a high of 19% of total United States consumption in 1987 to approximately 14% in 1994, according to the PCA. Factors influencing this decline have included the effect of anti-dumping actions brought against several foreign importers, which resulted in the imposition of substantial duties on cement and clinker imports from various countries beginning in 1995, increases in foreign demand, rising ocean shipping rates, and the decline in the value of the United States dollar relative to other currencies.

      Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins. The PCA has estimated that total United States cement plant capacity utilization was 94.6% for 1994, which is the highest level since the PCA began collecting such data in 1971.
                                         -2-

                                       PART I

      Item l.   Business (continued)

      Price Trends

      Due to the lack of product differentiation, competition in the cement industry is based largely on price. Service and location of plants and terminals are also competitive factors. Prices at which cement has been sold in the United States over the past several years have remained in a narrow range. Notwithstanding favorable construction activity during the 1980's, cement prices remained relatively low due to the impact of lower-priced imported cement. Until 1994, United States cement prices remained flat due to the downturn in general economic conditions and consequent declines in construction activity. However, gradual improvement in the United States economy, coupled with reduced domestic production capacity and significantly lower levels of imported cement, have led to supply and demand relationships more favorable to cement producers, resulting in increased cement prices. In 1994, due to heavy demand coupled with limited domestic supply, the company was able to increase prices by 13% over 1993 levels, with price increases of up to $5.00 per ton in most of our markets on April 1, 1994, and another increase up to $5.00 per ton on August 1, 1994 in our Southeastern markets. The company expects these favorable market conditions to continue in 1995 and have announced cement price increases of up to $8.00 per ton, effective April 1, 1995 in most of its markets.

      General

      The company produces and sells gray portland cement and masonry cement; and, through various wholly-owned subsidiaries, mines, processes and sells coarse aggregates (crushed stone), fine aggregates (aglime) and high calcium limestone products. The company also provides construction services for highway safety. The company's operations are conducted principally in the eastern half of the United States. During the past five years, cement, aggregates and limestone, and highway safety operations accounted for approximately 70% to 79%, 15% to 20%, and generally less than 10%, respectively, of the company's consolidated net sales. From 1990 through 1994, Medusa's quarterly sales as a percentage of annual sales have ranged from 12% to 14% during the first quarter and from 32% to 34% during the third quarter.

      Construction activity surged ahead throughout 1994, in spite of concern over rising interest rates, led by the best year in housing starts since 1988. As indicated, tight supply conditions along with record demand resulted in upward pricing and record profits. The company expects the construction recovery to continue in 1995, highlighted by increases in public works and commercial activity. Infrastructure construction and, to a lesser extent, commercial building, appears to be less sensitive to interest rates than housing, which provides less than a quarter of the company's sales volume.

      In an effort to satisfy the strong product demand, our four cement plants achieved a 91.2% capacity utilization. The company's focused business strategy, the principal elements of which are: a concentration on its core business, a constant drive to lower operating costs, centralization of pricing decisions and the

                                       PART I
      maintenance of a lean management organization, enable the company to position itself to capitalize upon these favorable market conditions. In furtherance of that strategy, the company's planned capital program includes projects designed to incrementally increase plant production capacity by a total of 6-8% over the next three years.

      Cement Operations

      The company ranks eighth in capacity among all United States cement companies and fourth in capacity among those domestically owned. The company's cement operations serve markets in portions of the Great Lakes, the Southeast and the Western Pennsylvania/Northeastern Ohio portions of the United States.

      Regional Markets

      Great Lakes. The Great Lakes regional market, consisting of portions of Michigan, Wisconsin, Ohio, Illinois, Indiana and Ontario, is served by the company's Charlevoix plant and its distribution network of ten terminals, eight of which are water based. Demand in the Great Lakes region has been steady, and virtually no new production capacity has been added in recent years. Sales volume was down slightly from 1993 levels which benefitted from the additional business generated when other producers could not meet customer requirements due to the flooding in the Midwest.

      Management believes that the Charlevoix plant is among the lowest cost cement production facilities in the Great Lakes region. This is due to its use of a single modern preheater/precalciner kiln which provides significant energy savings over other dry and wet process kilns. The layout of the plant also results in an efficient utilization of manpower. Charlevoix's deep-water shipping location and water-based terminals enable 95% of cement produced to be shipped by water, the lowest cost method of long-distance distribution, via the Medusa Conquest or the Medusa Challenger. These company owned vessels have a combined capacity of 20,000 tons. The company has made substantial distribution improvements over the last few years beginning with the conversion of the company's cement barge, the Medusa Conquest, in 1987, and its subsequent modification to a more efficient tug/barge system in 1992. This subsequent modification increased the utilization of the barge by enabling it to operate in inclement weather. The company has also expanded its distribution system with the construction of the Toledo, Ohio terminal in 1985, the Owen Sound, Ontario terminal in 1991, and the doubling of the capacity of the Cleveland, Ohio terminal in 1992. Unfortunately, the harshest winter in 15 years caused plant problems in February, 1994, which resulted in lost production and a substantial increase in repair and maintenance costs.

      For 1995, Charlevoix is implementing an artificial intelligence kiln control system and an automated process control instrumentation system to enhance productivity and reduce operating costs.

      Southeast. The company has two plants and nine terminals (excluding the Orlando, Florida facility closed in February, 1995) in the Southeast regional market: the Clinchfield, Georgia plant, acquired

                                       PART I
      from Penn Dixie Corporation and extensively rebuilt in 1972, and the Demopolis, Alabama plant, built in 1977 and acquired from Lafarge Corporation in February 1993. The Demopolis plant serves water-based terminals in Chattanooga, Tennessee and Decatur, Alabama with up to six river barges. Together, the two plants also serve seven rail/truck terminals in Alabama, Florida and Georgia. Since the plants are located 240 miles apart, a number of marketing and manufacturing synergies exist, including the ability to alternatively ship to seven terminals, to specialize in certain cement products and packaging, and to rationalize distribution in what are the two plants' overlapping markets. While demand in markets of the Southeast region is growing, management believes that supply is declining due to a reduction of imports into neighboring markets.

      Largely because both the Demopolis and Clinchfield plants operate energy-efficient preheater kilns, management believes that they are among the lowest cost production facilities in the region. In 1994, the Demopolis plant burned waste derived liquid fuel (WDLF) for 26% of its current fuel needs. The Clinchfield plant burns waste whole tires as an alternative kiln fuel and has been able to reduce its coal usage by 6%. The company improved its water-based distribution system by leasing two barges that allow for a reduction in "stand by" tug time costs.

      Western Pennsylvania/Northeastern Ohio. The company's Wampum plant is located between Pittsburgh, Pennsylvania and Youngstown, Ohio, serving markets as far east in Pennsylvania as State College, as far south as Wheeling, West Virginia, and as far west in Ohio as Columbus. While demand in this region continues to grow, supply has remained relatively constant, with no new plants or major capacity expansions having occurred in the last five years or expected by management in the foreseeable future.

      Management believes that the Wampum plant's three dry kilns give it an operating cost advantage over its wet process competitors in the region. The Wampum plant also had the advantage in 1994 of obtaining about 32% of its coal needs from its nearby limestone quarry which contains coal reserves. Since 1985, the Wampum plant has burned WDLF, supplying 39% of its fuel needs in 1994, up from 26% in 1993. The improvement over 1993 results from installing large mix tanks which provide for a more consistent quality and composition of WDLF entering the kiln. The company erected at the Wampum limestone quarry a large (40-cubic yard) dragline, replacing two smaller less efficient units. This $7.0 million capital improvement was placed in operation in April, 1994.

      Energy

      Cement manufacturing is an energy intensive process, using fuel to fire kilns and electricity to grind raw materials into kiln fuel and clinker into finished cement. The company has been an innovator in burning alternative fuels, such as WDLF and whole tires at its plants as a coal replacement. The company has entered into arrangements with independent contractors (which, in turn, contract with suppliers of alternative fuel) which allow the company to reduce its energy costs by receiving WDLF either at a profit through tipping fees or at

                                       PART I
      a nominal charge. In 1985, at its Wampum cement plant, the company became one of the first such facilities to burn WDLF. The company also burns WDLF at its Demopolis plant. The favorable economics of burning WDLF are significantly influenced by the tipping fees, which have been declining, the cost of environmental regulation, which has been increasing and a small reduction in maximum clinker output when burning WDLF. The company has burned whole tires at its Clinchfield plant since 1990. The company also seeks to minimize its energy costs by running its grinding mills, whenever possible, during off peak demand periods.

      Customers and Marketing

      The company's cement operations have over 1500 customers which are primarily ready-mix concrete dealers. No single customer accounts for more than 5% of total consolidated sales. The company's marketing efforts are focused on maximizing profitability, rather than market share. This sales strategy is facilitated by the company's policy that pricing decisions (including the decision whether to meet lower competitive prices) are made only in the company's Cleveland headquarters. Further, decisions whether to extend credit are made centrally by financial management. Sales personnel are critical in developing and maintaining relationships with, and providing technical assistance to, customers. They also facilitate production planning by meeting with customers regularly to discuss future requirements.

      Construction Aggregates

      Through a wholly-owned subsidiary, Medusa Aggregates Company, the company operates nine crushed stone plants in Bardstown, Butler, Bowling Green (two plants) and Hartford, Kentucky; Columbia, Missouri; Lenoir, North Carolina; and West Pittsburg, Pennsylvania. The company also operates a sand and gravel plant at Edinburg, Pennsylvania. These operations mine, crush, screen and sell various sizes of aggregates to the construction industry, primarily to road builders for use in asphalt and concrete paving, road and base material, drainage blankets, erosion control and assorted small-volume applications. The company is a major supplier of these products in all of the markets in which it operates. Management believes the company to be among the low-cost producers in its primary markets and that it has achieved this result through constant review of its competitive position and the installation of cost improving plant modifications. The total capacity of the company's aggregates plants is approximately 3,400 tons per hour, or in excess of 5 million tons annually. Approximately 11% of Medusa's total construction aggregates capacity is covered by mineral reserves of over 50 years, 20% is covered by reserves of from 25 to 50 years, 62% is covered by reserves from 10 to 25 years and 7% is covered by reserves under 10 years. Most aggregates are generally sold within a radius of 25 miles of the plant and are shipped to customers primarily by truck.

      Industrial Materials

      Through a wholly-owned subsidiary, Thomasville Stone and Lime Company, the company mines and processes high calcium limestone from

                                       PART I
      an underground deposit possessing chemical purity and whiteness at Thomasville, Pennsylvania. Chemical grade limestone is used by customers to manufacture white cement, supply calcium for livestock and poultry feeds, and neutralize soil for more efficient crop production. White stone is pulverized to a fine powder and used in joint compound, caulk, carpet padding, floor tile and paper.
      Chemical stone is packaged for lawn application and white stone is processed and packaged for use as a decorative mulch by homeowners and landscaped contractors. Limestone which does not meet chemical and color specifications is reduced to powder and used as a filler by manufacturers of asphalt shingles. Industrial minerals are marketed primarily in the mid-Atlantic states. Thomasville now has 14 product lines serving over 30 specialized agricultural, white cement, home improvement, consumer products and environmental markets.

      Highway Safety Construction

      The James H. Drew Corporation, a wholly-owned subsidiary of the company, installs highway safety systems such as guardrail, traffic signals, signs, highway lighting and raised pavement markers. Although Drew functions primarily as a subcontractor to paving and bridge contractors, approximately 30% of its work is bid directly to state highway departments and municipalities.

      Competition

      Generally, market conditions in the cement and construction aggregates industry are cyclical and highly price-competitive. Because there is generally no product differentiation, these products are marketed as commodities, with price the principal method of competition. To some extent, factors other than price, such as service, delivery time and proximity to the customer are competitively important. The number and size of the company's competitors differ from market area to market area. The company estimates that it competes with 28 cement manufacturers in its overall market areas and between 5 and 10 producers within each sales region. Competitors include domestic and foreign producers and importers. Because cement has a low value-to-weight ratio, cement companies with access to water-based transportation have a significant advantage in shipping over land-locked plants and terminals.

      Short-Term Borrowings

      During 1994, the company had no short-term borrowings. In the years 1993 and 1992, short-term borrowings' weighted average interest rates were 5.08% and 5.75%, respectively.

      Capital Expenditures

      In 1994, Medusa's capital expenditures were approximately $12.0 million in its cement operations and $2.1 million in its aggregates operations. For 1993, Medusa's capital expenditures were approximately $12.8 million in its cement operations and $1.8 million in its aggregates operations.

                                       PART I

      Backlog

      Backlog for Medusa and its subsidiaries totaled approximately $10.5 million as of December 31, 1994, compared with $14.2 million as of December 31, 1993. Management does not believe that backlog is material to an understanding of Medusa's business, because long-term contracts generally comprise only a small portion of total sales.

      Raw Materials

      The principal raw materials used by the company in the manufacture of cement are limestone or other calcareous materials, clay or shale, sand, iron ore, and gypsum. Owned reserves of limestone and clay or shale are available at or near all of the company's cement plants, while other raw materials are readily available for local purchase by the company at all of its plant locations.

      Employees

      As of December 31, 1994, the company had about 1,100 employees. The company's business is seasonal and employment therefore declines from August 31 to December 31 of each year. Most of the company's hourly employees in its cement operations are represented by different unions. During 1994, the company entered into new four-year labor agreements with the local union of the United Cement, Lime, Gypsum and Allied Workers Division (International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO) covering the cement workers at the Clinchfield and Charlevoix plants, expiring May 1, 1998. Contracts with the local of the same national unions covering the hourly employees at the Wampum and Demopolis plants expire on May 1, 1996. The company believes that relations with its employees are good.


      Environmental Matters

      Charlevoix Plant

      Fuel Release. On June 21, 1991, the Company discovered and immediately filed a report with the Michigan Department of Natural Resources ("MDNR") relating to a release of #2 fuel oil which occurred on the property of the Charlevoix plant. The matter was investigated both by the MDNR and the U.S. Environmental Protection Agency, Region 5 ("EPA"), and such investigations have been completed. Under MDNR supervision, the Company immediately began to undertake preventive measures to preclude migration of the oil off the plant property or to surface water. Available data indicate that these measures are working to preclude such migration. Recently, the MDNR requested that the Company make a proposal for long-term remediation of the oil release. The Company has retained environmental remediation consultants to conduct a study for review by the MDNR. In December, 1993, the Company established on its books a contingent liability for $1.4 million, or $.06 per common share, for environmental remediation of the release of #2 fuel oil. This charge represents the Company's current estimate of such remediation costs. As additional information becomes available, changes in the

                                       PART I
      estimate of that liability may be required. The Company is continuing to examine remediation alternatives at the site, none of which at this time are expected to have any material effect on the Company's financial condition, results of operations, or liquidity.

      Prevention of Significant Deterioration. On September 8, 1994, the company received a Notice of Violation ("NOV") from the EPA. The NOV alleged the company's Charlevoix, Michigan cement plant to be in violation of the Michigan State Implementation Plan and Part C of the federal Clean Air Act with respect to Prevention of Significant Deterioration ("PSD"), concerning sulphur dioxide ("SO2") emissions. The company modified the Charlevoix plant in 1978 without filing for PSD review in reliance upon a consultant's advice that SO2 emissions would not increase. Recent emissions tests, disclosed to the Michigan Department of Natural Resources ("MDNR") and the EPA, indicate that SO2 emissions did increase. A study by an independent consultant demonstrates that the current SO2 emissions from the Charlevoix plant do not violate either the PSD increment or the National Ambient Air Quality Standard. Therefore, neither the health, safety and welfare of the community nor the environment are impaired. The company has filed for a revised air emissions permit and is cooperating with MDNR and EPA investigations.

      Cement Kiln Dust. On February 1, 1995, the EPA announced its decision to regulate Cement Kiln Dust ("CKD") as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"), using tailored regulations site-specific to each U.S. cement plant. CKD is a product of cement kilns which is collected in air emissions control devices (baghouses and electrostatic precipitators). Previously, CKD had been exempt from regulation as a hazardous waste under an 1980 amendment to RCRA (the so-called "Bevill Amendment") as a high volume/low toxicity solid waste. The cement industry, including the company, are preparing to offer a contract to EPA (on an individual company and cement plant site basis) which would be used in lieu of EPA-promulgated regulation to enforce certain voluntary CKD landfill disposal guidelines previously developed by the cement industry. Until either the contract or the regulation becomes enforceable, CKD remains exempt from regulation as a hazardous waste under the Bevill Amendment. While the disposal standards contained in the regulation/contract and the effective date of the regulation/contract remain uncertain, the company nontheless made a preliminary review to determine whether or not the regulation/contract is likely to have a material effect on the company's results of operations, financial condition or liquidity. The company has preliminarily concluded that the CKD regulation/contract is unlikely to have a material effect on the operations of the company's Demopolis, Alabama, Clinchfield, Georgia and Wampum, Pennsylvania cement plants. However, based upon the significant volume of CKD currently generated at the company's Charlevoix, Michigan cement plant and the characteristics of the local geology, the company cannot conclude, based upon its preliminary evaluation, whether or not the CKD regulation/contract is likely to have a material effect on Charlevoix plant operations. Moreover, due to the size and importance of the Charlevoix plant to the company's overall operations, the company is currently unable to determine whether or not the CKD regulation/contract is likely to

                                       PART I
      have a material effect on the company's results of operations, financial condition or liquidity. The company has begun the process of evaluating raw material replacements at the Charlevoix plant which could reduce the generation of CKD. The company is also cooperating with other members of the cement industry to seek a reversal of the EPA's February 1, 1995 action via judicial or legislative means.

      Item 2.    Properties

      Medusa's principal physical properties are utilized by its cement manufacturing operations.

      These operations consist of four cement plants and a total of 20 distribution terminals (excluding Orlando, Florida terminal closed February 1995). All four of the company's plants are fully integrated, from limestone mining through bulk cement production, and all possess at least 50 years of limestone reserves. The annual rated cement capacities of Medusa as of February 28, 1995 are shown in the following table:

      Regional                                 Capacity in Tons
      Market        Plant Location          Clinker      Cement   Kiln Type
      Great Lakes   Charlevoix, Michigan   1,365,000   1,450,000   Preheater/precalciner
      Southeast     Demopolis, Alabama       814,000     858,000  Preheater
      Southeast     Clinchfield, Georgia     599,000     631,000  Preheater
      W. PA/N.E. OH Wampum, Pennsylvania     692,000     715,000  Long-Dry
                                           3,470,000   3,654,000

      "Annual rated capacity" is defined as the annual output of cement theoretically to be achieved from full operation of a facility after giving consideration to such factors as down-time for regular maintenance, location and climatic conditions bearing upon the number of days per year during which the particular plant may be expected to operate, and actual historical performance. Actual product mix may result in full utilization of a plant without realizing production equal to the "annual rated capacity". Cement plant capacities are evaluated periodically taking into account actual experience in producing cement, plant modifications and innovations, and other factors.

      During 1995, the company plans on demolishing its wet process kiln at its Clinchfield plant. This kiln has not been operated in over 10 years.

      Medusa's cement plants, as a group, operated at 91.2% of annual rated clinker capacity in 1994 (89.9% in 1993).

      The Wampum and Clinchfield cement manufacturing plants are equipped to ship products by either rail or truck. The Charlevoix plant can ship products by water or truck. The Demopolis plant can ship products by water, rail or truck. The plants are well maintained and in good operating condition. There have been no physical changes in quarrying techniques over the past several years, nor is it anticipated that there will be any changes which would materially affect the cost of production. All plants operate their own quarries, located adjacent to each of the plants.

                                       PART I

      During 1994, Medusa operated at 37 locations in 13 states and Canada. Property, including those described above, is as follows:

                   Number of buildings             284
                   Square feet of buildings  1,291,543
                   Total acreage                14,883

      Of the total acreage above, approximately 786 acres are leased.


      Item 3.    Legal Proceedings

      See also "Environmental Matters" section under Item 1. Business, above.

      Antitrust Investigation

      On March 3, 1994, the Company received a Civil Investigative Demand ("CID") from the Atlanta, Georgia office of the U.S. Department of Justice, Antitrust Division. The CID is apparently part of a nationwide investigation of what is believed to be virtually the entire domestic U.S. cement industry. While the Company is not aware of the actual basis for the investigation, the notice which the Company received with the CID states that the investigation is "an Antitrust Division investigation into possible price fixing and market allocation by cement producers". Medusa intends to cooperate fully with the investigation.

    Item 4.    Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers of the registrant are as follows:

Name                Position            Business Experience            Age

Robert S. Evans     Chairman and Chief  Chairman & Chief Executive      51
                     Executive Officer    Officer, Medusa Corporation;
                                          Chairman, Chief Executive
                                          Officer and President,
                                          Crane Co. (Diversified
                                          Manufacturer of Engineered
                                          Products).

George E. Uding,    President and Chief President and Chief Operating   63
  Jr.                Operating Officer    Officer of the company;
                                          previously President of
                                          the Cement group of Essroc
                                          Corporation and previously
                                          Chief Executive Officer of
                                          Coplay Cement Co., San Juan
                                          Cement Company, and
                                          Louisville Cement Company.

                                       PART I

    Item 4.    Submission of Matters to a Vote of Security Holders
               (continued)

Robert J. Kane      Senior Vice         Senior Vice President of the    45
                     President            Company and President of Medusa
                                          Cement group; previously Vice
                                          President of the company and
                                          President of Medusa Aggregates
                                          Group; Vice-President and
                                          Controller of Medusa Aggregates
                                          Company, a subsidiary.

John P. Siegfried   Vice President,     Vice President, Secretary       56
                     Secretary and        and General Counsel of the
                     General Counsel      company; previously Corporate
                                          Attorney and Assistant Secretary
                                          of the company.

Dennis R. Knight    Vice President      Vice President of the company;  49
                                          and President of Medusa
                                          Aggregates group; formerly
                                          Regional Vice President -
                                          General Manager Vulcan Materials
                                          (Wisconsin, Indiana, Central
                                          Illinois and Iowa).

R. Breck Denny      Vice President-     Vice President-Finance and      46
                     Finance and          Treasurer, (Chief Financial
                     Treasurer            Officer) of the company;
                                          previously Director of
                                          Strategic Planning, Medusa
                                          Corporation; formerly Vice
                                          President - Advisory, Mergers
                                          and Acquisitions, J.P. Morgan

Alan E. Redeker     Vice President      Vice President of the company;  51
                                          and Vice President
                                          Manufacturing, Medusa Cement
                                          Company, a division; formerly
                                          General Manager of Northern
                                          California operations of
                                          Associated Concrete Products
                                          and held various positions at
                                          Kaiser Cement Corporation.

Richard A. Brown    Vice President -    Vice President - Human          47
                     Human Resources      Resources of the company;
                                          previously Director of
                                          Human Resources

All executive officers serve at the pleasure of the Board of Directors with no fixed term of office.

                                       PART II

    Item 5.     Market for Registrant's Common Shares and Related
                Stockholder Matters

      Market prices and dividends paid for the company's common shares is hereby incorporated by reference to page 20 of the 1994 Annual Report to Shareholders. The number of shareholders is 5,019 as of February 28, 1995. On February 28, 1994 the Board of Directors increased the company's quarterly dividend 87% to $.125 per common share. Prior to this action and since the third quarter of 1991 the company had paid regular quarterly dividends of $.067 per share. There were no cash dividends prior to the third quarter 1991 since the spin-off in October, 1988.

    Items 6 through 8.  Selected Financial Data; Management's Discussion and Analysis of Results of Operations and Financial Condition; Financial Statements and Supplementary Data

      In addition to the discussion below, the information required by Items 6 through 8 is hereby incorporated by reference to pages 9 through 20 of the 1994 Annual Report to Shareholders.

      Item 9.    Disagreements on Accounting and Financial Disclosure

            None

                                      PART III

      Item 10.    (a)Directors of Registrant

      The information required by Item 10(a) has been omitted from this report as the company will file with the Commission a definitive proxy statement pursuant to Regulation 14A.

            (b)Executive Officers of the Registrant

            Included pursuant to Instruction 3 to paragraph (b) of Item 401 to Regulation S-K under Part I above.

    Item 11.   Executive Compensation

      The information required by Item 11 has been omitted from this report as the company will file with the Commission a definitive proxy statement pursuant to Regulation 14A.


    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management

      The information required by Item 12 has been omitted from this report as the company will file with the Commission a definitive proxy statement pursuant to Regulation 14A.


      Item 13.   Certain Relationships and Related Transactions

      The information required by Item 13 has been omitted from this report as the company will file with the Commission a definitive proxy statement pursuant to Regulation 14A.

                                  PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
               8-K

                                                                    Page
   a)Financial Statements and Schedules

      The consolidated balance sheets of Medusa Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1994 and the Independent Auditors' Report relating thereto, appearing on Pages 9 through 17 of Medusa Corporation's 1994 Annual Report to Shareholders are incorporated herein by reference.

     Independent Auditors' Report on Financial Statement Schedule...  16

     Schedule VIII Valuation and Qualifying Accounts................  17

      All other statements and schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the consolidated financial statements and related financial review.

   (b) No Reports on Form 8-K were filed during last quarter of 1994:

   (c) Exhibits to Form 10-K:
           Exhibit 11 - Statement Re Computation of Per Share Earnings
           Exhibit 13 - Annual Report to Shareholders for the Year Ended
                        December 31, 1994
           Exhibit 21 - Subsidiaries of the Registrant

   (d) Financial Statements Required by Regulation S-X which are excluded from the Annual Report to Shareholders by Rule 14a-3(b):

           Not applicable.

    SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MEDUSA CORPORATION
                                (Registrant)

                        ByRobert S. Evans
                          Robert S. Evans
                          Chairman, Chief Executive
                          Officer and a Director




                        Date March 27, 1995

            Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               -Officers-


 By R. Breck Denny                      By George E. Uding, Jr.
    R. Breck Denny                         George E. Uding, Jr.
    Vice President-Finance                 President, Chief
    and Treasurer                          Operating Officer, and a
                                           Director

    Date March 27, 1995                    Date March 27, 1995

                               -DIRECTORS-


Mone Anathan, III          E. Thayer Bigelow, Jr.     Richard S. Forte'
Mone Anathan, III          E. Thayer Bigelow, Jr.     Richard S. Forte'

Date 3/27/95               Date 3/27/95               Date 3/27/95


Dorsey R. Gardner          Arthur A. Seeligson         Dwight C. Minton
Dorsey R. Gardner          Arthur A. Seeligson         Dwight C. Minton

Date 3/27/95               Date 3/27/95                Date 3/27/95


Charles J. Queenan, Jr.                                Boris Yavitz
Charles J. Queenan, Jr.                                Boris Yavitz

Date 3/27/95               Date 3/27/95                Date 3/27/95

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Medusa Corporation:

We have audited the consolidated financial statements of Medusa Corporation and subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 23, 1995, which report includes an explanatory paragraph related to a change in accounting for income taxes in 1993; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Medusa Corporation and subsidiaries, listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Deloitte & Touche LLP

Cleveland, Ohio
January 23, 1995






























                                        -16-

                                           MEDUSA CORPORATION AND SUBSIDIARIES
                                   SCHEDULE VIII -  VALUATION AND QUALIFYING ACCOUNTS

                                                YEARS ENDED DECEMBER 31,

                                 Balance at   Additions (deductions)                   Balance at
                                 beginning    charged (credited) to   (deductions)-      end of
DESCRIPTION                       of year      costs and expenses       additions         year


1994
  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  221,203      $     7,300  (A)                     $  228,503
                                                     (22,883) (B)     $    22,883 (B)
    Reserve for Cash Discounts      212,776           (3,206)                            209,570
    Reserve for Policy
      Adjustments                    83,438           (2,719)                             80,719
          TOTAL                  $  517,417      $   (21,508)         $    22,883     $  518,792

1993

  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  148,345      $    72,858  (A)                     $  221,203
                                                    (101,429) (B)     $   101,429 (B)
    Reserve for Cash Discounts      116,126           96,650                             212,776
    Reserve for Policy
      Adjustments                    72,068           11,370                              83,438
          TOTAL                  $  336,539      $    79,449          $   101,429     $  517,417

1992

  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  151,890      $   107,528  (C)     $  (107,528)(C) $  148,345
                                                      (3,545) (D)
    Reserve for Cash Discounts      112,800            3,326                             116,126
    Reserve for Policy
      Adjustments                    74,157           (2,089)                             72,068
          TOTAL                  $  338,847      $   105,220          $  (107,528)    $  336,539

Note A - Additional reserve based on receivable balance.
Note B - Recoveries net of write-offs.
Note C - Write-offs net of recoveries.
Note D - Portion of reserve no longer considered necessary.

                                                          -17-

                        MEDUSA CORPORATION AND SUBSIDIARIES
                              Exhibit 11 to Form 10-K

                     COMPUTATION OF EARNINGS PER COMMON SHARE

                     (in thousands, except per share amounts)

                                          Years Ended December 31
                                        1994        1993       1992
Primary
Earnings
  Income before cumulative effect     $29,880     $18,199    $ 9,077
  Cumulative effect                         -         711          -
  Net income                          $29,880     $18,910    $ 9,077

Shares
Weighted average number of
  common shares outstanding            16,334      16,268     16,130

Additional shares
  assuming conversion of:
    stock options                         206           *          *

Average common shares
  outstanding and equivalents          16,540      16,268     16,130

Primary:
  Before cumulative effect            $  1.81     $  1.12    $   .56
  Cumulative effect                         -         .04          -
  Net income per share                $  1.81     $  1.16    $   .56

Fully Diluted
Earnings
  Income before cumulative effect     $29,880     $18,199    $ 9,077
  Cumulative effect                         -         711          -
  Interest on convertible
    subordinated notes, net of taxes    2,249           *          *
  Pro forma net income
    available to common stock         $32,129     $18,910    $ 9,077
Shares

Weighted average number of
  common shares outstanding            16,334      16,268     16,130

Additional shares
  assuming conversion of:
    stock options                         221           *          *
    convertible notes                   1,736           *          *
Average common shares
  outstanding and equivalents          18,291      16,268     16,130

Fully diluted:
  Before cumulative effect            $  1.76     $  1.12    $   .56
  Cumulative effect                         -         .04          -
  Fully diluted net increase
    per share                         $  1.76     $  1.16    $   .56

*  Amounts not restated, not dilutive under 3% test.

                                       -18-

                           MEDUSA CORPORATION AND SUBSIDIARIES
                                 Exhibit 21 to Form 10-K
                             Subsidiaries of the Registrant
                                    December 31, 1994






    The following is a list of active subsidiaries of the Registrant and their jurisdiction of incorporation. All of these subsidiaries are wholly-owned, directly or indirectly, and are included in the consolidated financial statements.


        Cement Transit Company                          Delaware

        James H. Drew Corporation                       Indiana

        Medusa Aggregates Company                       Iowa

        The Thomasville Stone and Lime Company          Maryland

        Canadian Medusa Cement Limited                  Ontario, Canada
































                                          -19-