Form 10-Q
period 1995-03-31
MEDUSA CORP
filed 1995-05-04
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1995

Commission File Number 1-1274-2

                              MEDUSA CORPORATION
	(Exact name of registrant as specified in its charter)

              Ohio                                   34-0394630
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

  3008 Monticello Boulevard, Cleveland Heights, Ohio      44118
  (Address of principal executive offices)               (Zip Code)

                          (216) 371-4000
	Registrant's telephone number, including area code

                             Not applicable
	(Former name, former address and former fiscal year, if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1995:

           Common Shares, Without Par Value - 16,232,579 shares










	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended March 31,
1995 and 1994

	Consolidated Balance Sheets - March 31, 1995, March 31, 1994 and December 31, 1994

	Consolidated Statements of Cash Flows - Three months ended March 31, 1995 and 1994

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES


















	-1-






Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income (Loss)
	(In Thousands, except per share data)

                                              Three Months Ended
                                               March 31,        March 31,
                                                 1995             1994
                                                     (Unaudited)
Net Sales                                    $   45,620       $   37,380
Costs and Expenses:
   Cost of sales                                 36,075           31,271
   Selling, general and administrative            5,772            4,514
   Depreciation and amortization                  2,826            2,588
                                                 44,673           38,373

Operating Profit (Loss)                             947             (993)

Other Income (Expense):
   Interest income                                  472              218
   Interest expense                              (1,881)          (1,877)
   Miscellaneous - net                               (1)             (43)
                                                 (1,410)          (1,702)

Loss Before Taxes                                  (463)          (2,695)
Provision For Income Taxes                         (160)            (906)


Net Loss                                     $     (303)      $   (1,789)


Average Common Shares Outstanding                16,016           16,483


Net Income Per Common Share:
   Primary                                   $     (.02)      $     (.11)
   Fully Diluted                                     (a)      $     (.11)


Cash Dividends Declared Per Common Share     $     .125       $     .125


(a) Fully diluted earnings per share amounts are not presented for 1995 because they are anti-dilutive.



	See notes to consolidated financial statements


	-2-

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               March 31,        December 31,
                                            1995       1994         1994
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $  29,559  $  16,593    $  48,487

  Accounts receivable, less allowances of
   $546, $517 and $519, respectively         23,374     21,865       24,036

  Refundable income taxes                       405        712            -

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $7,057, $6,480 and
    $7,089, respectively

            Finished goods                    7,541     10,651        7,987
            Work in process                   4,686      5,118        1,756
            Raw materials and supplies       13,046     10,733       13,549
                                             25,273     26,502       23,292

  Other current assets                       13,016     12,704        4,339

           Total Current Assets              91,627     78,376      100,154

 Property, Plant and Equipment:
   Cost                                     343,206    329,992      337,934
   Less accumulated depreciation            234,057    224,318      231,818
                                            109,149    105,674      106,116

 Intangible and Other Assets                 11,339     13,953       12,330


                   Total Assets           $ 212,115  $ 198,003    $ 218,600



	See notes to consolidated financial statements




	-3-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                                  March 31,       December 31,
                                              1995        1994        1994
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $   35,000  $        -    $   35,000
    Accounts payable                         11,967      10,532        15,257
    Accrued compensation and
      payroll taxes                           4,422       4,328         6,161
    Other accrued liabilities                 9,755       8,910         8,635
    Income taxes payable                        466          62         1,817
      Total Current Liabilities              61,610      23,832        66,870

  Long-Term Debt                             61,300      96,300        61,300

  Accrued Postretirement Health
    Benefit Cost                             27,468      27,236        27,342

  Accrued Pension, Reserves and
    Other Liabilities                         3,520       3,215         3,115

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          20,804      17,590        19,724
    Retained earnings                        60,123      36,958        62,455
    Unvested restricted common shares            (6)         (6)          (26)
    Unearned restricted common shares        (4,049)     (2,759)       (3,511)
    Currency translation adjustment          (1,087)     (1,051)       (1,101)
      Total Paid in Capital and
        Retained Earnings                    75,786      50,733        77,542
      Less Cost of Treasury Shares          (17,569)     (3,313)      (17,569)
      Total Shareholders' Equity             58,217      47,420        59,973

Total Liabilities and Shareholders'
       Equity                            $  212,115  $  198,003    $  218,600


	See notes to consolidated financial statements



	-4-

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                      Three Months Ended
                                                     March 31,   March 31,
                                                        1995        1994
Cash Provided From (Used By) Operating Activities:
  Net loss                                          $     (303) $   (1,789)

  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                      2,826       2,588
      Provision for deferred income taxes                  415          65
      Postretirement health benefit cost                   126         402
      Increase in operating working capital            (15,394)    (11,478)
      Gain on sale of capital assets                       (23)         (8)

  Net Cash Used By Operating Activities                (12,353)    (10,220)

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                  (5,649)     (2,360)
  Proceeds from sale of capital assets                      23           8

  Net Cash Used By Investing Activities                 (5,626)     (2,352)

Cash Provided From (Used By) Financing Activities:
  Purchase of treasury shares                                -        (501)
  Dividends paid                                        (2,029)     (2,092)
  Stock options exercised                                  493         508
  Issuance of restricted shares                            587          63
  Other                                                      -         (31)
  Net Cash Used By Financing Activities                   (949)     (2,053)

Decrease In Cash And Short-Term Investments            (18,928)    (14,625)

Cash And Short-Term Investments At Beginning
  Of Period                                             48,487      31,218

Cash And Short-Term Investments At End Of Period    $   29,559  $   16,593





	See notes to consolidated financial statements

	-5-

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

2.	The provision for income taxes in both years reflects a credit due principally to pretax losses.

3.	Use of the percentage depletion method and other permanent tax adjustments reduced the company's effective tax rate for the first three months of 1995 and 1994 to 34.6% and 33.6%, respectively, from the federal statutory rate of 35%.

4.	At both March 31, 1995 and December 31, 1994, 50,000,000 common shares, without par value were authorized. At March 31, 1995, 16,232,579 shares were outstanding (16,162,302 at December 31, 1994).

5.	Primary net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible subordinated notes were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net income tax effect, applicable to the subordinated notes.






- - -6-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

	Three Months Ended March 31, 1995 Compared With Three Months
Ended March 31, 1994


	Net sales for the first quarter of 1995 increased 22% to $45.6 million from $37.4 million in 1994. Cement net sales rose 23% over last years' first quarter. Cement unit volume for the quarter increased by 9% due to continued strong demand. Some of the increased volume in the 1995 quarter may also reflect customer purchases in advance of price increases implemented on April 1, 1995. In addition, production start-up problems after a harsh winter shutdown, especially at Charlevoix, curtailed early 1994 volume. Price increases implemented April 1 and August 1, 1994, resulted in 14% higher cement prices over 1994.

	Aggregate operations' sales improved 15% over last years' first quarter due principally to 43% higher sales at the company's industrial materials subsidiary. In addition, the quarter reflected higher sales for the company's highway and safety construction operation.

	Cost of sales as a percent of sales fell to 79.1% in the first quarter of 1995 compared to 83.7% in same period of 1994 due primarily to increased cement prices.  Cement capacity
utilization was  70.2% in 1995 compared to 60.1% in 1994.   The
aforementioned winter shutdown problems in 1994 also contributed to last years' higher unit production costs.

	Depreciation and amortization expense increased $0.2 million from $2.6 million in 1994. The increase was due to the high levels of capital expenditures in both 1994 and 1995, as well as, higher units of production depreciation resulting from higher volume.

	Selling, general and administrative expense as a percent of sales increased to 12.6% in 1995 from 12.1% in 1994. Higher salaries, wages, payroll taxes, fringes and other inflationary pressures caused this overall increase.

	Operating profit for the first quarter of 1995 of $947,000 compares to a loss of $993,000 in 1994. The improvement in operating results can be attributed to the reasons discussed above.


- - -7-

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Interest income increased by $254,000 to $472,000 due to higher levels of cash and short-term investments during the first quarter of 1995 than 1994. Interest expense was approximately the same for both periods.

	The provision for income taxes reflects a credit for both periods due to pretax losses during the quarter. The company's effective tax rate of 34.6% for the first quarter of 1995 was lower than the federal statutory rate of 35% principally due to our percentage depletion deduction. The effective tax rate for the first quarter of 1994 was 33.6%. The increase in 1995 is due to lower percentage depletion deductions partially offset by lower effective state tax rates.

	The net loss for the first quarter of 1995 of $303,000, or $.02 per common share, compares to a net loss of $1.8 million, or $.11 per common share, in 1994.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results, particularly for the first quarter, are not indicative of annual results.


	Liquidity and Capital Resources

	At March 31, 1995, the company had $29.6 million of cash and short-term investments. The company has available an unsecured $20.0 million five-year revolving credit facility for short-term seasonal working capital needs that expires December 31, 1996, and unsecured bank lines of credit totaling $15.0 million. At
March 31, 1995, no amounts were outstanding under any of these facilities.

	Working capital at March 31, 1995, was $24.5 million less than at March 31, 1994, due principally to $35.0 million of 10% unsecured Senior Notes coming due on December 15, 1995, partially offset by higher balances of cash and short-term investments. The ratio of current assets to current liabilities was 1.5:1 at March 31, 1995, and December 31, 1994, and 3.3:1 at
March 31, 1994.

	Capital expenditures for the first quarter of 1995 were $5.6 million compared to $2.4 million in the first quarter of 1994.
The higher expenditures relate to capital improvements to expand clinker capacity, enhance productivity and reduce operating costs.


- - -8-

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	The high levels of domestic construction activity in 1994, which pushed cement consumption to record levels last year, have continued on into 1995. The company expects its cement plants will continue to run full out in 1995 to meet the strong demand.
The company's full year 1995 cement unit volume is currently expected to be limited to 2% higher than last year due to production constraints and low inventories. During the year, the company expects to begin to reap the initial benefits of a three-year program to expand clinker capacity by about 6-8%.
While there is insufficient U.S. production capacity to meet rising demand (forcing imports to increase), tight supplies and localized shortages are expected to continue to develop.

	On April 1, 1995 cement price increases of up to $8 per ton became effective in most of the company's southern markets and from $3.50 to $6.00 per ton in northern markets. In addition, the company has recently placed its southern customers on allocation due to strong demand. The company recently announced a further price increase of $4 per ton in selected northern markets to become effective on September 1, 1995.




























- - -9-



Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the first quarter of 1995.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share (In thousands, except per share)

					                                       Three Months Ended
					                                           March 31
                    				                   1995            1994
Primary
Earnings-Net income                     $  (303)        $(1,789)

Shares
Weighted average number of common
  shares outstanding                     16,016          16,483

Additional shares
  assuming conversion of:
    stock options                           124              (b)

Average common shares
  outstanding and equivalents            16,140          16,483

Primary income per
  common share                          $  (.02)        $  (.11)


Fully Diluted (a)
Earnings
  Net income                                            $(1,789)
  Interest on convertible
    subordinated notes,
    net of taxes                                              -
  Pro forma net income
    available to common
    stock                                               $(1,789)
Shares
Weighted average number of common
  shares outstanding                                     16,483

Additional shares
  assuming conversion of:
    stock options                                            (b)
    convertible notes                                         -
Average common shares
  outstanding and equivalents                            16,483

Fully diluted income
  per common share                                      $  (.11)

(a) Fully diluted earnings per share amounts are not presented for 1995 because they are anti-dilutive.
(b) Amounts not restated, not dilutive under 3% test.

- - -10-







	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date May 4, 1995      				By   George E. Uding, Jr.
                      									George E. Uding, Jr.
								                      	President and Chief
	                      								Operating Officer



Date May 4, 1995     				By   R. Breck Denny
                     									R. Breck Denny
								                     	Vice President-
									                     Finance and Treasurer

























- - -11-