Form 10-Q
period 1995-06-30
MEDUSA CORP
filed 1995-08-11
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1995

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1995:

           Common Shares, Without Par Value - 16,275,061 shares











	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended June 30, 1995 and 1994; Six months ended June 30, 1995 and 1994

	Consolidated Balance Sheets - June 30, 1995, June 30, 1994 and
December 31, 1994

	Consolidated Statements of Cash Flows - Six months ended  June
30, 1995 and 1994

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES






















- -1-







Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income
	(In Thousands, except per share data)

                        Three Months Ended        Six Months Ended
                               June 30,                    June 30,
                           1995         1994          1995        1994
                                              (Unaudited)
Net Sales               $  80,165   $  76,534   $  125,785    $  113,914
Costs and Expenses:
   Cost of sales           49,462      50,587       85,537        81,858
   Selling, general and     5,735       4,905       11,507         9,419
      administrative
   Depreciation and
      amortization          4,034       3,903        6,860         6,491
                           59,231      59,395      103,904        97,768

Operating Profit           20,934      17,139       21,881        16,146

Other Income (Expense):
   Interest income            355         140          827           358
   Interest expense        (1,894)     (1,867)      (3,775)       (3,744)
   Miscellaneous - net        (11)        115          (12)           72
                           (1,550)     (1,612)      (2,960)       (3,314)

Income Before Taxes        19,384      15,527       18,921        12,832
Provision For Income
   Taxes                    6,688       5,218        6,528         4,312


Net Income             $   12,696  $   10,309   $   12,393   $     8,520


Average Common Shares
   Outstanding             15,990      16,343       16,003        16,452


Net Income Per Common
  Share:
   Primary             $      .79  $      .63    $     .77   $       .52
   Fully Diluted       $      .74  $      .63    $     .76   $       .52


Cash Dividends Declared
   Per Common Share    $     .125  $     .125    $    .250   $      .250






	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               June 30,         December 31,
                                            1995       1994         1994
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $  27,897  $  20,133    $  48,487

  Accounts receivable, less allowances of
   $989, $517 and $519, respectively         37,819     34,468       24,036

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $7,007, $6,509 and
    $7,089, respectively

            Finished goods                    9,981     11,176        7,987
            Work in process                   4,028      3,581        1,756
            Raw materials and supplies       14,200     12,733       13,549
                                             28,209     27,490       23,292

  Other current assets                       11,542      9,567        4,339

           Total Current Assets             105,467     91,658      100,154

 Property, Plant and Equipment:
   Cost                                     346,734    330,523      337,934
   Less accumulated depreciation            235,704    226,110      231,818
                                            111,030    104,413      106,116

 Intangible and Other Assets                 10,704     13,804       12,330


                   Total Assets           $ 227,201  $ 209,875    $ 218,600




	See notes to consolidated financial statements

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)



                                                  June 30,        December 31,
                                              1995        1994        1994
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $   35,000  $        -    $   35,000
    Accounts payable                         12,654      14,053        15,257
    Accrued compensation and
      payroll taxes                           4,502       4,612         6,161
    Other accrued liabilities                 9,637       8,357         8,635
    Income taxes payable                      5,580       3,924         1,817
      Total Current Liabilities              67,373      30,946        66,870

  Long-Term Debt                             61,300      96,300        61,300

  Accrued Postretirement Health
    Benefit Cost                             27,595      27,566        27,342

  Accrued Pension, Reserves and
    Other Liabilities                         3,366       3,152         3,115

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          23,427      19,248        19,724
    Retained earnings                        70,777      45,192        62,455
    Unvested restricted common shares          (100)        (65)          (26)
    Unearned restricted common shares        (6,120)     (4,335)       (3,511)
    Currency translation adjustment            (971)     (1,048)       (1,101)
      Total Paid in Capital and
        Retained Earnings                    87,014      58,993        77,542
      Less Cost of Treasury Shares          (19,447)     (7,082)      (17,569)
      Total Shareholders' Equity             67,567      51,911        59,973

Total Liabilities and Shareholders'
       Equity                            $  227,201  $  209,875    $  218,600




	See notes to consolidated financial statements

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                        Six Months Ended
                                                      June 30,    June 30,
                                                        1995        1994
Cash Provided From (Used By) Operating Activities:
  Net income                                        $   12,393  $    8,520

  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                      6,860       6,491
      Provision for deferred income taxes                  519           2
      Postretirement health benefit cost                   253         660
      Increase in operating working capital            (24,895)    (14,073)
      Gain on sale of capital assets                       (28)        (41)
  Net Cash Provided By (Used By) Operating
    Activities                                          (4,898)      1,559

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                 (11,209)     (6,190)
  Proceeds from sale of capital assets                      28       1,448

  Net Cash Used By Investing Activities                (11,181)     (4,742)

Cash Provided From (Used By) Financing Activities:
  Purchase of treasury shares                           (1,878)     (4,270)
  Dividends paid                                        (4,071)     (4,167)
  Stock options exercised                                  852         511
  Issuance of restricted shares                            586          63
  Other                                                      -         (39)
  Net Cash Used By Financing Activities                 (4,511)     (7,902)

Decrease In Cash And Short-Term Investments            (20,590)    (11,085)

Cash And Short-Term Investments At Beginning
  Of Period                                             48,487      31,218

Cash And Short-Term Investments At End Of Period    $   27,897  $   20,133








	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

2.	Use of the percentage depletion method and other permanent tax adjustments reduced the company's effective tax rate for the second quarter of 1995 and 1994 to 34.5% and 33.6%, respectively, and for the first six months of 1995 and 1994 to 34.5% and 33.6%, respectively, from the federal statutory rate of 35%.

3.	At both June 30, 1995 and December 31, 1994, 50,000,000 common shares, without par value were authorized. At June 30, 1995, 16,275,061 shares were outstanding (16,162,302 at December 31, 1994).

4.	Primary net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of Common Shares and Common Share equivalents outstanding during the period, as if the convertible subordinated notes were converted into Common Shares at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the subordinated notes.







- -6-





Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

	Three Months Ended June 30, 1995 Compared With Three Months
Ended June 30, 1994


	Net sales for the second quarter of 1995 increased to $80.2 million from $76.5 million in 1994. Cement net sales rose 7% over last years' second quarter. While cement unit volume for the quarter decreased by 6%, price increases implemented April
1, 1995 and August 1, 1994, resulted in 15% higher cement prices over 1994. Heavy rains for much of the period hampered both our cement operations and the construction industries served. In addition to the inclement weather conditions, some of the reduced volume in the 1995 quarter may also reflect customer purchases in advance of price increases implemented on April 1, 1995 and production constraints in the Southeast.

	Poor weather conditions contributed to reduced unit sales volume for Aggregate operations resulteding in 9% lower sales for the second quarter of 1995 compared to 1994. In addition, the quarter reflected higher sales for the company's highway and safety construction operation.

	Cost of sales as a percent of sales fell to 61.7% in the second quarter of 1995 compared to 66.1% in same period of 1994 due primarily to increased cement prices. The effect of higher prices was partially offset by higher repairs and maintenance costs. Cement capacity utilization for the quarter was 102% in 1995 compared to 103% in 1994.

	Depreciation and amortization expense increased $0.1 million from $3.9 million in 1994. The increase was due to the high levels of capital expenditures in 1995.

	Selling, general and administrative expense as a percent of sales increased to 7.2% in 1995 from 6.4% in 1994. Higher personnel related costs and other inflationary pressures caused this overall increase.

	Operating profit for the second quarter of 1995 of $20.9 million compares to $17.1 million in 1994. The improvement in operating results can be attributed to the reasons discussed above.







- -7-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Six Months Ended June 30, 1995 Compared With Six Months Ended
June 30, 1994


	Net sales for the first half of 1995 increased to $125.8 million from $113.9 million in 1994. Cement net sales rose 12% over last years' first half. While cement unit volume for the period decreased by 1% due primarily to inclement weather conditions, price increases implemented April 1, 1995, August
1, 1994 and April 1, 1994, resulted in 14% higher cement prices over 1994.

	Aggregates' sales for the first half for 1995 approximated 1994. Unit sales of aggregates were 7% less than 1994, as a result of poor weather, offsetting a 18% unit volume improvement for the company's industrial minerals subsidiary.
In addition, the first half reflected higher sales for the company's highway and safety construction operation.

	Cost of sales as a percent of sales fell to 68.0% in the first half of 1995 compared to 71.9% in same period of 1994 due primarily to increased cement prices. The effect of higher prices was partially offset by higher repairs and maintenance costs. Cement capacity utilization was 86% in 1995 compared to 82% in 1994.

	Depreciation and amortization expense increased $0.4 million from $6.5 million in 1994. The increase was due to the high levels of capital expenditures in 1995.

	Selling, general and administrative expense as a percent of sales increased to 9.1% in 1995 from 8.3% in 1994. Higher personnel related costs and other inflationary pressures caused this overall increase.

	Operating profit for the first half of 1995 of $21.9 million compares to $16.1 million in 1994. The improvement in operating results can be attributed to the reasons discussed above.

	Interest income increased by $215,000 for the quarter and $469,000 for the first half, 1995 compared to 1994, due to higher levels of cash and short-term investments. Interest expense was approximately the same for both periods.









- -8-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	The company's effective tax rate of 34.5% for the second quarter and first half of 1995 was lower than the federal statutory rate of 35% principally due to our percentage depletion deduction. The effective tax rate for the second quarter and first half of 1994 was 33.6%. The increase in 1995 is due to lower percentage depletion deductions partially offset by lower effective state tax rates.

	Net income for the second quarter of 1995 of $12.7 million, or $.74 per common share, compares to a net income of $10.3 million, or $.63 per common share, in 1994. Net income for the first six months of 1995 of $12.4 million, or $.76 per common share, compares to a net income of $8.5 million, or $.52 per common share, in 1994,

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.


	Liquidity and Capital Resources

	At June 30, 1995, the company had $27.9 million of cash and short-term investments. The company has available an unsecured $20.0 million five-year revolving credit facility for short-term seasonal working capital needs that expires December 31, 1996, and unsecured bank lines of credit totaling $15.0 million. At June 30, 1995, no amounts were outstanding under any of these facilities.

	Working capital at June 30, 1995, was $22.6 million less than at June 30, 1994, due principally to the reclassification from long-term to current of $35.0 million of 10% unsecured Senior
Notes due on December 15, 1995. The decrease is partially offset by higher balances of cash and short-term investments and accounts receivable, resulting from increased sales. The ratio of current assets to current liabilities was 1.6:1 at June 30, 1995, 3.0:1 at June 30, 1994, and 1.5:1 at December
31, 1994.

	The companies' cash investment in operating working capital for the six months ended June 30, 1995 was $10.8 million higher than the six months ended June 30, 1994. Higher than normal
1994 year end accounts payable due to the timing of maintenance and capital projects were settled in 1995. Higher 1995 sales and profits have increased accounts receivable and income taxes payable. The company invested $3.1 million more in inventories during the six months ended June 30, 1995 than for the same period in 1994, due to unusually low inventory levels at the end of 1994. Certain major maintenance spending, which is treated as a deferred asset and amortized over annual production, was higher in the first six months of 1995 compared to 1994, further increasing the investment in working capital in 1995.
- -9-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Capital expenditures for the first six months of 1995 were $11.2 million compared to $6.2 million for the first six months of 1994. The higher expenditures relate to capital improvements to expand clinker capacity, enhance productivity and reduce operating costs.

	By quarter end, Medusa had substantially completed the first phase of its three year plan to increase clinker capacity by total of 6% to 8%. This first phase, which cost about $2.6 million, has increased clinker capacity by about 64,000 tons per year, or 1.9%. Most planned second phase projects are underway and are anticipated to increase capacity by an additional 116,000 tons per year, beginning around mid-year
1996.

	The company believes the recent decline in interest rates will help sustain current strong demand the remainder of 1995 and into 1996. The company expects its cement plants will continue to run full out in 1995 to meet the strong demand. The company's full year 1995 cement unit volume is currently expected to be limited to 2% higher than last year due to production constraints and low inventories.

	On April 1, 1995 cement price increases of up to $8 per ton became effective in most of the company's southern markets and from $3.50 to $6.00 per ton in northern markets. Continued tight supply conditions make Medusa optimistic about future cement prices. However, economic conditions in some markets make further price increases unlikely in 1995.

	As a result of continuing operating losses the company ceased operations at its Edinburg, Pennsylvania sand and gravel facility in early August, 1995. The facility contributed less than one-half of one percent to Medusa's 1994 consolidated sales. While estimates are not yet available, the cost of closing the facility, less proceeds of asset sales, are not expected to have a material effect on the company's financial results. A charge for the closure will be included in the company's third quarter results.















- -10-

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the second quarter of 1995.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share
	(In thousands, except per share)
					  Three Months Ended     Six Months Ended
					        June 30               June 30
				        1995        1994       1995       1994
Primary
Earnings-Net income	      $12,696     $10,309    $12,393    $ 8,520

Shares
Weighted average number
  of common shares
  outstanding		       15,990      16,343     16,003     16,452
Additional shares
  assuming conversion of:
    stock options			     107         (a)        115        (a)
Average common shares
  outstanding and
  equivalents			  16,097      16,343     16,118     16,452
Primary income per
  common share			 $   .79     $   .63    $   .77    $   .52

Fully Diluted
Earnings
  Net income			      $12,696     $10,309    $12,393    $ 8,520
  Interest on convertible
    subordinated notes,
    net of taxes			     565           -      1,130          -
  Pro forma net income
    available to common
    stock				 $13,261     $10,309    $13,523    $ 8,520
Shares

Weighted average number
  of common shares
  outstanding		       15,990      16,343     16,003     16,452
Additional shares
  assuming conversion of:
    stock options			     128         (a)        130        (a)
    convertible notes		   1,736           -      1,736          -
Average common shares
  outstanding and
  equivalents			  17,854      16,343     17,869     16,452
Fully diluted income
  per common share		      $   .74     $   .63    $   .76    $   .52

*  Amounts not restated, not dilutive under 3% test.


- -11-



	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date August 11, 1995  				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date August 9, 1995  				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer

























- -12-