Form 10-Q
period 1995-09-30
MEDUSA CORP
filed 1995-11-01
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1995

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1995:

           Common Shares, Without Par Value - 16,319,776 shares











	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended September 30, 1995 and 1994; Nine months ended September 30, 1995 and 1994

	Consolidated Balance Sheets - September 30, 1995, September 30, 1994 and December 31, 1994

	Consolidated Statements of Cash Flows - Nine months ended
September 30, 1995 and 1994

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income
	(In Thousands, except per share data)

                        Three Months Ended       Nine Months Ended
                            September 30,               September 30,
                           1995         1994          1995        1994
                                              (Unaudited)
Net Sales               $  94,827   $  88,327   $  220,612    $  202,241
Costs and Expenses:
   Cost of sales           57,819      58,264      143,356       140,122
   Selling, general and
      administrative        5,612       5,219       17,119        14,638
   Depreciation and
      amortization          5,021       3,984       11,881        10,475
                           68,452      67,467      172,356       165,235

Operating Profit           26,375      20,860       48,256        37,006

Other Income (Expense):
   Interest income            549         309        1,376           667
   Interest expense        (1,907)     (1,884)      (5,682)       (5,628)
   Miscellaneous - net        (20)        (11)         (32)           61
                           (1,378)     (1,586)      (4,338)       (4,900)

Income Before Taxes        24,997      19,274       43,918        32,106
Provision For Income
   Taxes                    8,624       6,476       15,152        10,788


Net Income             $   16,373  $   12,798   $   28,766   $    21,318


Average Common Shares
   Outstanding             16,014      16,351       16,005        16,418


Net Income Per Common
  Share:
   Primary             $     1.01  $      .77    $    1.78   $      1.28
   Fully Diluted       $      .95  $      .73    $    1.70   $      1.25


Cash Dividends Declared
   Per Common Share    $     .125  $     .125    $    .375   $      .375






	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                             September 30,      December 31,
                                            1995       1994         1994
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $  50,531  $  37,462    $  48,487

  Accounts receivable, less allowances of
   $1,260, $1,304 and $519, respectively     40,199     39,205       24,036

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $6,923, $6,634 and
    $7,089, respectively

            Finished goods                    9,264      7,292        7,987
            Work in process                   2,071      1,571        1,756
            Raw materials and supplies       14,671     12,531       13,549
                                             26,006     21,394       23,292

  Other current assets                        7,636      6,882        4,339

           Total Current Assets             124,372    104,943      100,154

 Property, Plant and Equipment:
   Cost                                     350,820    333,039      337,934
   Less accumulated depreciation            238,137    229,281      231,818
                                            112,683    103,758      106,116

 Intangible and Other Assets                 10,782     13,380       12,330


                   Total Assets           $ 247,837  $ 222,081    $ 218,600




	See notes to consolidated financial statements

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)



                                                September 30,     December 31,
                                              1995        1994        1994
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $   35,000  $        -    $   35,000
    Accounts payable                         12,279      10,519        15,257
    Accrued compensation and
      payroll taxes                           5,214       5,374         6,161
    Other accrued liabilities                13,642      11,401         8,635
    Income taxes payable                      6,748       4,773         1,817
      Total Current Liabilities              72,883      32,067        66,870

  Long-Term Debt                             61,300      96,300        61,300

  Accrued Postretirement Health
    Benefit Cost                             27,721      27,384        27,342

  Accrued Pension, Reserves and
    Other Liabilities                         3,286       3,235         3,115

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          23,289      19,564        19,724
    Retained earnings                        85,110      55,913        62,455
    Unvested restricted common shares           (70)        (46)          (26)
    Unearned restricted common shares        (6,047)     (4,268)       (3,511)
    Currency translation adjustment            (837)       (837)       (1,101)
      Total Paid in Capital and
        Retained Earnings                   101,446      70,327        77,542
      Less Cost of Treasury Shares          (18,799)     (7,232)      (17,569)
      Total Shareholders' Equity             82,647      63,095        59,973

Total Liabilities and Shareholders'
       Equity                            $  247,837  $  222,081    $  218,600




	See notes to consolidated financial statements

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                        1995        1994
Cash Provided From (Used By) Operating Activities:
  Net income                                        $   28,766  $   21,318

  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                     11,881      10,475
      Provision for deferred income taxes                  333         129
      Postretirement health benefit cost                   379         648
      Increase in operating working capital            (15,033)     (8,679)
      Gain on sale of capital assets                       (46)        (34)
  Net Cash Provided By (Used By) Operating
    Activities                                          26,280      23,857

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                 (17,798)     (9,328)
  Proceeds from sale of capital assets                      46       1,441

  Net Cash Used By Investing Activities                (17,752)     (7,887)

Cash Provided From (Used By) Financing Activities:
  Purchase of treasury shares                           (1,878)     (4,270)
  Dividends paid                                        (6,111)     (6,244)
  Stock options exercised                                1,505         744
  Issuance of restricted shares                              -          63
  Other                                                      -         (19)
  Net Cash Used By Financing Activities                 (6,484)     (9,726)

Increase In Cash And Short-Term Investments              2,044       6,244

Cash And Short-Term Investments At Beginning
  Of Period                                             48,487      31,218

Cash And Short-Term Investments At End Of Period    $   50,531  $   37,462








	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

2.	Use of the percentage depletion method and other permanent tax adjustments reduced the company's effective tax rate for the third quarter of 1995 and 1994 to 34.5% and 33.6%, respectively, and for the first nine months of 1995 and 1994 to 34.5% and 33.6%, respectively, from the federal statutory rate of 35%.

3.	At both September 30, 1995 and December 31, 1994, 50,000,000 common shares, without par value were authorized. At September
30, 1995, 16,319,776 shares were outstanding (16,162,302 at
December 31, 1994).

4.	Primary net income per share is computed by dividing net income by the weighted average number of Common Shares and Common Share equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of Common Shares and Common Share equivalents outstanding during the period, as if the convertible subordinated notes were converted into Common Shares at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the subordinated notes.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

	Three Months Ended September 30, 1995 Compared With Three Months Ended September 30, 1994


	Net sales for the third quarter of 1995 increased to $94.8 million from $88.3 million in 1994. Cement net sales rose 7% over last years' third quarter. As a result of unfavorable weather and a flat economy, cement unit volume decreased by 3%
for the quarter. Price increases implemented in August 1994 and April 1995, have resulted in 12% higher cement prices over the third quarter 1994.

	Slightly higher unit sales volume for Aggregate operations resulted in 2% higher sales for the third quarter of 1995 compared to 1994. In addition, the quarter reflected 22% higher sales for the company's highway and safety construction operation.

	As previously mentioned in Medusa's second quarter report, in August, Medusa closed its Edinburg, Pennsylvania sand and gravel facility. The closure was the result of continuing operating losses. The facility contributed less than one-half of one percent to Medusa's 1994 consolidated sales. A charge of $1.3 million, or $.05 per fully diluted share, was incurred during the quarter to reflect the cost of the closing. The net book value of the facility, less proceeds anticipated from asset sales, are recorded as additional depreciation expense of $.9 million. Other closing costs are recorded as additional cost of sales of $.4 million.

	Cost of sales as a percent of sales fell to 61.0% in the third quarter of 1995 compared to 66.0% in same period of 1994 due primarily to increased cement prices. Cement capacity utilization for the quarter was 104% in 1995 compared to 100% in 1994.

	Depreciation and amortization expense increased $1.0 million from $4.0 million in 1994. The increase was due to the Edinburg closure as well as high levels of capital expenditures in 1995.

	Selling, general and administrative expense for both quarters was 5.9% percent of sales. Higher human relations related costs and other inflationary pressures caused the $.4 million increase in 1995 expense.

	Operating profit for the third quarter of 1995 of $26.4 million compares to $20.9 million in 1994. The improvement in operating results can be attributed to the reasons discussed above.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Nine Months Ended September 30, 1995 Compared With Nine Months
Ended September 30, 1994


	Net sales for the nine months ended September 30, 1995 increased to $220.6 million from $202.2 million in 1994. Cement net sales rose 10% over last year. While cement unit volume for the period decreased by 2%, price increases implemented April 1, 1995, August 1, 1994 and April 1, 1994, resulted in 13% higher cement prices over 1994.

	Aggregate's sales for the nine months ended September 30, 1995 rose 1% over 1994. Higher selling prices offset a 1% decline in unit volume for Aggregates. In addition, the period reflected 20% higher sales for the company's highway and safety construction operation.

	Cost of sales as a percent of sales fell to 65.0% for the first nine months of 1995 compared to 69.3% in same period for 1994 due primarily to increased cement prices. The effect of higher prices was partially offset by higher repairs and maintenance costs. Cement capacity utilization was 92% in 1995 compared to 88% in 1994.

	Depreciation and amortization expense increased $1.4 million from $10.5 million in 1994. The increase was due to the Edinburg closure as well as high levels of capital expenditures in 1995.

	Selling, general and administrative expense as a percent of sales increased to 7.8% in 1995 from 7.2% in 1994. Higher human relations related costs and other inflationary pressures caused this overall increase.

	Operating profit for the nine months ended September 30, 1995 of $48.3 million compares to $37.0 million in 1994. The improvement in operating results can be attributed to the reasons discussed above.

	Interest income increased by $240,000 for the quarter and $709,000 for the first nine months of 1995 compared to 1994, due to higher levels of cash and short-term investments.
Interest expense was approximately the same for both periods.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	The company's effective tax rate of 34.5% for the third quarter and first nine months of 1995 was lower than the federal statutory rate of 35% principally due to our percentage depletion deduction. The effective tax rate for the third quarter and first nine months of 1994 was 33.6%. The increase in 1995 is due to lower percentage depletion deductions partially offset by lower effective state tax rates.

	Net income for the third quarter of 1995 of $16.4 million, or $1.01 per common share, compares to a net income of $12.8 million, or $.77 per common share, in 1994. Net income for the first nine months of 1995 of $28.8 million, or $1.78 per common share, compares to a net income of $21.3 million, or $1.28 per common share, in 1994.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.


	Liquidity and Capital Resources

	At September 30, 1995, the company had $50.5 million of cash and short-term investments. The company has available an unsecured $20.0 million five-year revolving credit facility for short-term seasonal working capital needs that expires December
31, 1996, and unsecured bank lines of credit totaling $15.0 million. At September 30, 1995, no amounts were outstanding under any of these facilities.

	Working capital at September 30, 1995, was $21.4 million less than at September 30, 1994, due principally to the reclassification from "long-term" to "current" of $35.0 million of 10% unsecured Senior Notes due on December 15, 1995. The decrease is partially offset by higher balances of cash and short-term investments and inventories. The ratio of current assets to current liabilities was 1.7:1 at September 30, 1995, 3.3:1 at September 30, 1994, and 1.5:1 at December 31, 1994.

	The companies' cash investment in operating working capital for the nine months ended September 30, 1995 was $6.8 million higher than the nine months ended September 30, 1994. This increase to working capital was due to inventories rising $7.0 million more during the first nine months of 1995 than for the same period in 1994, and having now been restored to more normal levels. Additionally, accounts payable balances are lower in 1995 than at year end 1994 as a result of the timing and payment of maintenance and capital projects. Partially offsetting the increases were higher income taxes payable due to higher 1995 profits.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Capital expenditures for the first nine months of 1995 were $17.8 million compared to $9.3 million for the first nine months of 1994. The higher expenditures relate to capital improvements to expand clinker capacity, enhance productivity and reduce operating costs.

	Medusa's full year 1995 cement unit volume is currently expected to follow the trends evident in the first nine months of the year. While 1995 industry demand seems likely to be essentially level with 1994 record levels, Medusa is cautiously optimistic that demand will accelerate in 1996. The current economic environment with low inflation, interest rates and unemployment is fundamentally positive. In addition, Medusa has announced cement price increases averaging a 6% improvement over current levels effective April 1, 1996.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the third quarter of 1995.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share
	(In thousands, except per share)
					  Three Months Ended    Nine Months Ended
					     September 30          September 30
				        1995        1994       1995       1994
Primary
Earnings-Net income	      $16,373     $12,798    $28,766    $21,318

Shares
Weighted average number
  of common shares
  outstanding		       16,014      16,351     16,005     16,918
Additional shares
  assuming conversion of:
    stock options			     151         233        127        234
Average common shares
  outstanding and
  equivalents			  16,165      16,584     16,132     16,652
Primary income per
  common share			 $  1.01     $   .77    $  1.78    $  1.28

Fully Diluted
Earnings
  Net income			      $16,373     $12,798    $28,766    $21,318
  Interest on convertible
    subordinated notes,
    net of taxes			     565         573      1,695      1,718
  Pro forma net income
    available to common
    stock				 $16,938     $13,371    $30,461    $23,036

Shares
Weighted average number
  of common shares
  outstanding		       16,014      16,351     16,005     16,418
Additional shares
  assuming conversion of:
    stock options			     172         235        145        234
    convertible notes		   1,736       1,736      1,736      1,736
Average common shares
  outstanding and
  equivalents			  17,922      18,322     17,886     18,388
Fully diluted income
  per common share		      $   .95     $   .73    $  1.70    $  1.25

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date November 1, 1995				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date November 1, 1995				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer