Form 10-K
period 1995-12-31
MEDUSA CORP
filed 1996-03-29
CIK 64674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 1995

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from            to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant as of January 31, 1996, was $455,512,372.

The number of shares outstanding of the issuer's classes of common stock, as of January 31, 1996:

Common Shares without par value -- 16,341,251


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts II and IV.

Portions of the proxy statement for the annual shareholders meeting May 6, 1996, are incorporated by reference into Part III.


Part I

Item 1.	Business

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

According to the United States Bureau of Mines' current report, the average price of a ton of portland cement in 1994, F.O.B. the point of sale, was $55.40. Cement markets tend to be regional because of the low price of cement relative to its weight, making cost of transportation an important factor in the industry. The company estimates that the approximate distance that one ton of cement can be transported for the same relative cost is 500 miles by vessel, 60 miles by rail and 20 miles by truck. As a result, cement plants whose products can be transported only by truck or rail tend to serve relatively small geographic markets (typically not in excess of a 200 mile radius of the plant), while plants with access to water transportation are able to efficiently serve considerably larger geographic markets. The market served by a cement plant may be extended through the use of distribution terminals to which cement is transferred in bulk and inventoried for sale to customers in surrounding areas.



PART I

Item l.   Business (continued)


Demand

Demand for cement is correlated to cyclical construction activity, which, in turn, is influenced largely by national and regional economic conditions, including (particularly in the case of residential construction) prevailing interest rates. In addition, levels of government spending on infrastructure improvement affect cement consumption. Demand for cement is also seasonal, particularly in northern markets where inclement weather affects construction activity. According to the Portland Cement Association ("PCA"), total annual cement consumption (i.e.: the total demand for both portland and masonry cements) in the United States over the past 20 years has ranged from a low of 65.5 million tons in 1982 to a high of 95.0 million tons in 1995, generally corresponding to the prevailing economic conditions and construction activity. Portland cement consumption in the United States in 1995 was estimated at 91.7 million tons, of which approximately 21% was used in residential construction, 24% in non-residential construction, and the remainder in public construction, such as infrastructure.

The company believes increased government spending on infrastructure improvement should have a favorable impact on future cement demand. Enactment of the Intermodal Surface Transportation Efficiency Act of 1991, which authorized the appropriation of federal funds primarily for construction and improvement of highways, bridges and mass transit systems, reflected Congressional recognition of the need for national infrastructure repair and replacement. Future demand for cement for infrastructure improvement will depend on the level of funding made available for such purpose by federal, state and local governments.

Supply

According to current statistics published by the PCA, United States clinker production capacity decreased from 91.1 million tons to 83.1 million tons, or by approximately 9%, from 1975 to 1994. Statistics published by the United States Bureau of Mines and the PCA indicate that from 1975 to 1994 the number of cement companies operating in the United States has dropped from 57 to 47, and in 1994 the 10 largest of such companies accounted for approximately 59% of total United States production capacity for clinker. The company believes that domestic production will remain inadequate to meet demand going into the next century. With an approximate 7.7 million ton shortfall between supply and demand, imports will continue to be needed to supplement domestic demand. That shortfall, the company believes, is due principally to the unfair dumping of imports into the United States during the 1980's, when the domestic industry was forced to divest itself of a significant portion of its capacity. Presently, with the dumping duties imposed
PART I

Item l.   Business (continued)

against offenders by the International Trade Commission in 1990 and 1991, the United States industry is becoming healthier and is beginning to be able to afford to reinvest in itself. However, because of the extent of capital investment required and the long lead times associated with establishing new or re-opening closed facilities, the company does not expect that significant additional domestic cement production capacity will be added unless cement prices increase significantly on a sustained basis over current levels.

Imports of cement and clinker, which have had the most impact on markets along coastal and southern border areas of the United States, with ripple effects elsewhere, have varied from a high of 19% of total United States consumption in 1987 to a low of 8% in 1992, to an estimated 16% in 1995, according to the latest Bureau of Mining figures. Factors influencing imports have included the effect of anti-dumping actions brought against several foreign importers, which resulted in the imposition of substantial duties on cement and clinker imports from various countries beginning in 1990, changes in domestic and foreign demand, rising ocean shipping rates, and the decline in the value of the United States dollar relative to other currencies. Increased ownership of import facilities by domestic producers has also contributed to a more orderly flow of imports into the United States.

Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins. The PCA has estimated that total United States cement plant capacity utilization was 90.0% for 1995.

Price Trends

Due to the lack of product differentiation, competition in the cement industry is based largely on price. Service and location of plants and terminals are also competitive factors. Notwithstanding favorable construction activity during the 1980's, cement prices remained relatively low due to the impact of lower-priced imported cement. Until 1993, United States portland cement prices remained flat due to the downturn in general economic conditions and consequent declines in construction activity. However, gradual improvement in the United States economy, coupled with reduced domestic production capacity and lower levels of imported cement, have led to supply and demand relationships more favorable to cement producers, resulting in increased cement prices. In 1995, due to heavy demand coupled with limited domestic supply, the company was able to increase prices by 12% over 1994 levels, with price increases of up to $5.00 per ton in most of our markets on April 1, 1994, increases up to $5.00 per ton on August 1, 1994 in our Southeastern markets and another increase of $5.00 to $8.00 per ton on April 1, 1995, in most of our markets. The company expects
PART I

Item l.   Business (continued)

these favorable market conditions to continue in 1996 and have announced cement price increases of up to $5.00 per ton, effective April 1, 1996, in most of its markets.


General

The company produces and sells gray portland cement and masonry cement; and, through various wholly-owned subsidiaries, mines, processes and sells coarse aggregates (crushed stone), fine aggregates (aglime) and high calcium limestone products. The company also provides construction services for highway safety. The company's operations are conducted principally in the eastern half of the United States. During the past five years, cement, aggregates and limestone, and highway safety operations accounted for approximately 69% to 80%, 14% to 20%, and generally less than 10%, respectively, of the company's consolidated net sales. From 1991 through 1995, Medusa's quarterly sales as a percentage of annual sales have ranged from 12% to 16% during the first quarter and from 32% to 34% during the third quarter.

Construction activity increased modestly in 1995, in spite of concern over high interest rates, which led to a slowdown in the housing sector. As indicated, tight supply conditions along with record demand resulted in upward pricing and record profits. The company expects the construction cycle to continue its upward trend in 1996, highlighted by a modest housing recovery and slight increases in infrastructure and commercial activity. Infrastructure construction and, to a lesser extent, commercial building, appears to be less sensitive to interest rates than housing. The housing sector provides about one quarter of the company's sales volume.

In an effort to satisfy the strong product demand, our four cement plants achieved a 95.0% capacity utilization. The company's focused business strategy, the principal elements of which are: a concentration on its core business, a constant drive to lower operating costs, centralization of pricing decisions and the maintenance of a lean management organization, enable the company to position itself to capitalize upon favorable market conditions. In furtherance of that strategy, the company expects to realize more of the benefits from the completion in 1996 of about half of the several projects designed to incrementally increase cement capacity by 6-8%.

Cement Operations

The company ranks eighth in capacity among all United States cement companies and fourth in capacity among those domestically owned. The company's cement operations serve markets in portions of the Great

Part I

Item l.   Business (continued)

Lakes, the Southeast and the Western Pennsylvania/Northeastern Ohio portions of the United States.

Regional Markets

Great Lakes. The Great Lakes regional market, consisting of portions of Michigan, Wisconsin, Ohio, Illinois, Indiana and Ontario, is served by the company's Charlevoix plant and its distribution network of ten terminals, eight of which are water based. Demand in the Great Lakes region has been steady, with very little new production capacity added in recent years.

Management believes that the Charlevoix plant is among the lowest cost cement production facilities in the Great Lakes region. This is due to its use of a single modern preheater/precalciner kiln which provides significant energy savings over other dry and wet process kilns. In 1995, Charlevoix implemented an artificial intelligence kiln control system and an automated process control instrumentation system to enhance productivity and reduce operating costs. The layout of the plant also results in an efficient utilization of manpower.
Charlevoix's deep-water shipping location and water-based terminals enable 95% of cement produced to be shipped by water, the lowest cost method of long-distance distribution, via the Medusa Conquest or the Medusa Challenger. These company owned vessels have a combined capacity of 20,000 tons. The company has made substantial distribution improvements that include the conversion of the company's cement barge, the Medusa Conquest, in 1987, and its subsequent modification to a more efficient tug/barge system in 1992. This subsequent modification increased the utilization of the barge by enabling it to operate in inclement weather. The company has also expanded its distribution system with the construction of the Toledo, Ohio terminal in 1985, the Owen Sound, Ontario terminal in 1991, and the doubling of the capacity of the Cleveland, Ohio terminal in 1992.

Southeast. The company has two plants and nine terminals (excluding the Orlando, Florida facility closed in February, 1995) in the Southeast regional market: the Clinchfield, Georgia plant, acquired from Penn Dixie Corporation and extensively rebuilt in 1972, and the Demopolis, Alabama plant, built in 1977 and acquired from Lafarge Corporation in February 1993. The Demopolis plant serves water-based terminals in Chattanooga, Tennessee and Decatur, Alabama with up to six river barges. Together, the two plants also serve seven rail/truck terminals in Alabama, Florida and Georgia. The two plants should benefit from the completion in mid-1996 of a new cement terminal in Atlanta, Georgia. This new facility will replace the current terminal and will have increased storage capacity and more efficient rail unloading capabilities that will lower handling costs. Since the plants are

PART I

Item l.   Business (continued)

located 240 miles apart, a number of marketing and manufacturing synergies exist, including the ability to alternatively ship to seven terminals, to specialize in certain cement products and packaging, and to rationalize distribution in what are the two plants' overlapping markets.

Largely because both the Demopolis and Clinchfield plants operate energy-efficient preheater kilns, management believes that they are among the lowest cost production facilities in the region. In 1995, the Demopolis plant burned waste derived liquid fuel (WDLF) for 27% of its current fuel needs. The Clinchfield plant burns waste whole tires as an alternative kiln fuel and has been able to reduce its coal usage by 10%.

Western Pennsylvania/Northeastern Ohio. The company's Wampum plant is located between Pittsburgh, Pennsylvania and Youngstown, Ohio, serving markets as far east in Pennsylvania as State College, as far south as Wheeling, West Virginia, and as far west in Ohio as Columbus. While demand in this region continues to grow slowly, supply has remained relatively constant, with no new plants or major capacity expansions having occurred in the last five years or expected by management in the foreseeable future.

Management believes that the Wampum plant's three dry kilns give it an operating cost advantage over its wet process competitors in the region. The Wampum plant also had the advantage in 1995 of obtaining about 21% of its coal needs from its nearby limestone quarry which contains coal reserves. Since 1985, the Wampum plant has burned WDLF, supplying 31%
of its fuel needs in 1995.   The company erected at the Wampum limestone
quarry a large (40-cubic yard) dragline, replacing two smaller less efficient units. This $7.0 million capital improvement was placed in operation in April 1994.

Energy

Cement manufacturing is an energy intensive process, using fuel to fire kilns and electricity to grind raw materials into kiln fuel and clinker into finished cement. The company has been an innovator in burning alternative fuels, such as WDLF and whole tires at its plants as a coal replacement. The company has burned whole tires at its Clinchfield plant since 1990. The company has entered into arrangements with independent contractors (which, in turn, contract with suppliers of alternative fuel) which allow the company to reduce its energy costs by receiving WDLF either at a profit through tipping fees or at a nominal charge. In 1985, at its Wampum cement plant, the company became one of the first such facilities to burn WDLF. The company also burns WDLF at its Demopolis plant. The favorable economics of burning WDLF are significantly influenced by the tipping fees, which have been declining,



PART I

Item l.   Business (continued)

the cost of environmental regulation, which has been increasing and a small reduction in maximum clinker output when burning WDLF. The company is constantly evaluating the potential for and use of alternative fuels in its ongoing effort to help conserve scarce natural resources, utilize waste in a productive capacity and reduce materials that might otherwise take up valuable space in landfills. The company will use alternative fuels where it is environmentally and economically prudent and provided it continues to permit the company to maintain the safe and profitable operation of its facilities. The company also seeks to minimize its energy costs by running its grinding mills, whenever possible, during off-peak demand periods.

Customers and Marketing

The company's cement operations have over 1,350 customers which are primarily ready-mix concrete dealers. No single customer accounts for more than 6% of total consolidated sales. The company's marketing efforts are focused on maximizing profitability, rather than market share. This sales strategy is facilitated by the company's policy that pricing decisions (including the decision whether to meet lower competitive prices) are made only in the company's Cleveland headquarters. Further, decisions whether to extend credit are made centrally by financial management. Sales personnel are critical in developing and maintaining relationships with, and providing technical assistance to, customers. They also facilitate production planning by meeting with customers regularly to discuss future requirements.

Construction Aggregates

Through a wholly-owned subsidiary, Medusa Aggregates Company, the company operates nine crushed stone plants in Bardstown, Butler, Bowling Green (two plants) and Hartford, Kentucky; Columbia, Missouri; Lenoir, North Carolina; and West Pittsburg, Pennsylvania. These operations mine, crush, screen and sell various sizes of aggregates to the construction industry, primarily to road builders for use in asphalt and concrete paving, road and base material, drainage blankets, erosion control and assorted small-volume applications. The company is a major supplier of these products in all of the markets in which it operates. Management believes the company to be among the low-cost producers in its primary markets and that it has achieved this result through constant review of its competitive position and the installation of cost improving plant modifications. The total capacity of the company's aggregate plants is approximately 3,400 tons per hour, or in excess of 5 million tons annually. Approximately 15% of the company's total construction aggregate capacity is covered by mineral reserves of over

Part I

Item l.   Business (continued)

50 years, 32% is covered by reserves of from 25 to 50 years, 27% is covered by reserves from 10 to 25 years and 26% is covered by reserves under 10 years. Most aggregates are generally sold within a radius of 25 miles of the plant and are shipped to customers primarily by truck.

In 1995, the company closed its sand and gravel plant at Edinburg, Pennsylvania, which was experiencing continued operating losses.

Industrial Materials

Through a wholly-owned subsidiary, Thomasville Stone and Lime Company ("Thomasville"), the company mines and processes high calcium limestone from an underground deposit possessing chemical purity and whiteness at Thomasville, Pennsylvania. Chemical grade limestone is used by customers to manufacture white cement, supply calcium for livestock and poultry feeds, and neutralize soil for more efficient crop production. White stone is pulverized to a fine powder and used in joint compound, caulk, carpet padding, floor tile and paper. Chemical stone is packaged for lawn application and white stone is processed and packaged for use as a decorative mulch by homeowners and landscaped contractors. Limestone which does not meet chemical and color specifications is reduced to powder and used as a filler by manufacturers of asphalt shingles. Industrial minerals are marketed primarily in the mid-Atlantic states. Thomasville now has 14 products serving over 30 specialized agricultural, white cement, home improvement, consumer products and environmental markets.

Highway Safety Construction

The James H. Drew Corporation ("Drew"), a wholly-owned subsidiary of the company, operates generally in the mid-western states installing highway safety systems such as guardrail, traffic signals, signs, highway lighting and raised pavement markers. Although Drew functions primarily as a subcontractor to paving and bridge contractors, approximately 30% of its work is bid directly to state highway departments and municipalities.

Competition

Generally, market conditions in the cement and construction aggregate industry are cyclical and highly price-competitive. Because there is generally no product differentiation, these products are marketed as commodities, with price the principal method of competition. To some extent, factors other than price, such as service, delivery time and proximity to the customer are competitively important. The number and




PART I

Item l.   Business (continued)

size of the company's competitors differ from market area to market area. The company estimates that it competes with 28 cement manufacturers in its overall market areas and between 5 and 10 producers within each sales region. Competitors include domestic and foreign producers and importers. Because cement has a low value-to-weight ratio, cement companies with access to water-based transportation have a significant advantage in shipping over land-locked plants and terminals.

Short-Term Borrowings

During 1995 and 1994, the company had no short-term borrowings. In 1993, short-term borrowings' weighted average interest rate was 5.08%.

Capital Expenditures

In 1995, Medusa's capital expenditures were approximately $21.2 million in its cement operations and $3.9 million in its aggregates operations. For 1994, Medusa's capital expenditures were approximately $12.0 million in its cement operations and $2.1 million in its aggregates operations.

Backlog

Backlog for Medusa and its subsidiaries totaled approximately $12.2 million as of December 31, 1995, compared with $10.5 million as of December 31, 1994. Management does not believe that backlog is material to an understanding of Medusa's business, because long-term contracts generally comprise only a small portion of total sales.

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

Employees

As of December 31, 1995, the company had about 1,100 employees. The company's business is seasonal and employment therefore declines from August 31 to December 31 of each year. Most of the company's hourly employees in its cement operations are represented by labor unions. During 1994, the company entered into new four-year labor agreements with the local union of the United Cement, Lime, Gypsum and Allied Workers Division (International Brotherhood of Boilermakers, Iron Ship

PART I

Item l.   Business (continued)

Builders, Blacksmiths, Forgers and Helpers, AFL-CIO) covering the hourly workers at the Clinchfield and Charlevoix plants, expiring April 30, 1998. Contracts with the locals of the same national union covering the hourly employees at the Wampum and Demopolis plants expire on April 30, 1996. The contract with the United Steel Workers of America Local #13051-7 covering Thomasville hourly employees expires on March 31, 1996.

Environmental Matters

Charlevoix Plant

Fuel Release. On June 21, 1991, the Company discovered and immediately filed a report with the Michigan Department of Natural Resources ("MDNR") relating to a release of #2 fuel oil which occurred on the property of the Charlevoix plant. The matter was investigated both by the MDNR and the U.S. Environmental Protection Agency, Region 5 ("EPA"), and such investigations have been completed. Under MDNR supervision, the Company immediately began to undertake preventive measures to preclude migration of the oil off the plant property or to surface water. Available data indicate that these measures are working to preclude such migration. The MDNR has requested that the Company make a proposal for long-term remediation of the oil release. The company has retained environmental remediation consultants to conduct a study for review by the MDNR. In December 1993, the company established on its books a contingent liability for $1.4 million, or $.06 per common share, for environmental remediation of the release of #2 fuel oil. This charge represents the company's current estimate of such remediation costs. As additional information becomes available, changes in the estimate of that liability may be required. The company is continuing to examine remediation alternatives at the site, none of which at this time are expected to have any material effect on the company's financial condition, results of operations, or liquidity.

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



Part I
Item l.   Business (continued)

demonstrates that the current SO2 emissions from the Charlevoix plant do not violate either the PSD increment or the National Ambient Air Quality Standard. Therefore, neither the health, safety and welfare of the community nor the environment are impaired. The company has filed for a revised air emissions permit and is cooperating with MDNR and EPA investigations.

Cement Kiln Dust. On February 1, 1995, the EPA announced its decision to regulate Cement Kiln Dust ("CKD") as a hazardous waste under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"), using tailored regulations site-specific to each U.S. cement plant. CKD is a product of cement kilns which is collected in air emissions control devices (baghouses and electrostatic precipitators). Previously, CKD had been exempt from regulation as a hazardous waste under an 1980 amendment to RCRA (the so-called "Bevill Amendment") as a high volume/low toxicity solid waste. The cement industry, including the company, have offered a contract to EPA (on an individual company and cement plant site basis) which would be used in lieu of EPA-promulgated regulation to enforce certain voluntary CKD landfill disposal guidelines previously developed by the cement industry. Until either the contract or the regulation becomes enforceable, CKD remains exempt from regulation as a hazardous waste under the Bevill Amendment. While the disposal standards contained in the regulation/contract and the effective date of the regulation/contract remain uncertain, the company nonetheless made a preliminary review to determine whether or not the regulation/contract is likely to have a material effect on the company's results of operations, financial condition or liquidity. The company has preliminarily concluded that the CKD regulation/contract is unlikely to have a material effect on the operations of the company's Demopolis, Alabama, Clinchfield, Georgia and Wampum, Pennsylvania cement plants. However, based upon the significant volume of CKD currently generated at the company's Charlevoix, Michigan cement plant and the characteristics of the local geology, the company cannot now conclude, based upon its preliminary evaluation, whether or not the CKD regulation/contract is likely to have a material effect on Charlevoix plant operations. Moreover, due to the size and importance of the Charlevoix plant to the company's overall operations, the company is currently unable to determine whether or not the CKD regulation/contract is likely to have a material effect on the company's results of operations, financial condition or liquidity. The company has begun the process of evaluating raw material replacements at the Charlevoix plant which could reduce the generation of CKD. The company is also cooperating with other members of the cement industry to seek a reversal of the EPA's February 1, 1995, action via judicial or legislative means.

Opacity Notification. On January 2, 1996, the company received a notification from the Pennsylvania Department of Environmental


PART I

Item l.   Business (continued)

Protection ("PaDEP"), advising the company that it should expect substantial civil penalties for opacity violations at the Wampum Plant during calendar 1995. Although fourth quarter 1995 penalties are not yet available, calendar 1995 penalties are estimated to be between $100,000 and $200,000. "Opacity" is a somewhat subjective assessment of air emissions, generally used by regulatory officials as an indicator of particulate (dust) emissions. Officials of the company have conferred with officials of PaDEP. The company is closely monitoring its manufacturing procedures and conducting a higher level of preventive equipment maintenance. Currently, it is premature to conclude whether any material capital improvements will be necessary to attain compliance with PaDEP's opacity requirements.

Item 2.    Properties

Medusa's principal physical properties are utilized by its cement manufacturing operations.

These operations consist of four cement plants and a total of 20 distribution terminals (excluding Orlando, Florida terminal closed February 1995). All four of the company's plants are fully integrated, from limestone mining through bulk cement production, and all possess at least 50 years of limestone reserves. The annual rated cement and clinker capacities of Medusa as of February 28, 1996, are shown in the following table:

Regional			Capacity in Tons
Market  	Plant Location	 Clinker 	  Cement 	Kiln Type
Great Lakes	Charlevoix, Michigan	 1,395,000	1,465,000		Preheater/precalciner
Southeast	Demopolis, Alabama	 814,000	858,000		Preheater
Southeast	Clinchfield, Georgia	603,000        	809,000		Preheater
W. PA/N.E. OH	Wampum, Pennsylvania	   722,000	  750,000		Long-Dry
		 		3,534,000	3,882,000

"Annual rated capacity" is defined as the annual output of cement or clinker theoretically to be achieved from full operation of a facility after giving consideration to such factors as down-time for regular maintenance, location and climatic conditions bearing upon the number of days per year during which the particular plant may be expected to operate, and actual historical performance. Cement plant capacities are evaluated periodically taking into account actual experience in producing cement, plant modifications and innovations, and other factors.

During 1996, the company plans to continue demolishing its wet process kiln at Clinchfield. This kiln has not been operated in over 10 years.

The company's cement plants, as a group, operated at 95.0% of annual rated clinker capacity in 1995 (91.2% in 1994).
Part I

Properties (continued)

The Wampum and Clinchfield cement manufacturing plants are equipped to ship products by either rail or truck. The Charlevoix plant can ship products by water or truck. The Demopolis plant can ship products by water, rail or truck, The plants are well maintained and in good operating condition. There have been no physical changes in quarrying techniques over the past several years, nor is it anticipated that there will be any changes which would materially affect the cost of production. All plants operate their own quarries, located adjacent to each of the plants.

During 1995, The company operated at 37 locations in 13 states and Canada. Property, including those described above, is as follows:

                   Number of buildings             284
                   Square feet of buildings  1,291,543
                   Total acreage                14,993

Of the total acreage above, approximately 786 acres are leased.

Item 3.    Legal Proceedings

See also "Environmental Matters" section under Item 1. Business, above.

Antitrust Investigation

On March 3, 1994, the company received a Civil Investigative Demand ("CID") from the Atlanta, Georgia office of the U.S. Department of Justice, Antitrust Division ("USDOJ"). The CID was apparently part of a nationwide investigation of what is believed to be virtually the entire domestic U.S. cement industry. On November 9, 1995, the company received notice from the USDOJ of the termination of its investigation.




















PART I

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the registrant are as follows:




Robert S. Evans	        Chairman and Chief   Chairman & Chief Executive	  52
	                        Executive Officer   Officer, Medusa Corporation:
		                                           Chairman and Chief Executive
		                                           Officer, Crane Co. (Diversified
		                                           Manufacturer of Engineered
		                                           Products).

George E. Uding,	       President and Chief	 President and Chief Operating	64
  Jr.	                   Operating Officer	  Officer of the company;
		                                           formerly Senior Vice President,
		                                           Essroc Corporation.

Robert J. Kane         	Senior Vice	         Senior Vice President of the 46
	                       President	           Company and President of Medusa
		                                           Cement Group; previously Vice
		                                           President of the company and
                                        		   President of Medusa Aggregates
		                                           Group; Vice-President and
		                                           Controller of Medusa Aggregates
		                                           Company, a subsidiary.

John P. Siegfried	      Vice President	      Vice President, Secretary		57
	                       Secretary and	       and General Counsel of the
	                       General Counsel	     company; previously Corporate
		                                           Attorney and Assistant Secretary
		                                           of the company.

Dennis R. Knight	       Vice President	      Vice President of the company;	50
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



PART I

Item 4.    Submission of Matters to a Vote of Security Holders
		(continued)


R. Breck Denny	          Vice President	    Vice President-Finance and		47
	                        Finance and	       Treasurer, (Chief Financial
	                        Treasurer	         Officer) of the company;
                                            previously Director of
                                       		   Strategic Planning, Medusa
                                            Corporation; formerly Vice
                                            President - Advisory, Mergers
                                            and Acquisitions, J.P. Morgan

Alan E. Redeker         	Vice President    	Vice President of the company	52
		                                          and Vice President
		                                          Manufacturing, Medusa Cement
                                       		   Company, a division; formerly
		                                          General Manager of Northern
		                                          California operations of
		                                          Associated Concrete Products
		                                          and held various positions at
		                                          Kaiser Cement Corporation.

Richard A. Brown	        Vice President	    Vice President - Human		48
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


	PART II

Item 5.     Market for Registrant's Common Shares and Related
            Stockholder Matters

Market prices and dividends paid for the company's common shares are hereby incorporated by reference to page 20 of the 1995 Annual Report to Shareholders. The number of shareholders is 5,638 as of January 31, 1996. On February 26, 1996, the Board of Directors increased the company's quarterly dividend 20% to $.15 per common share. Prior to this action the dividend was $.125 per common share since February 26, 1994 and since the third quarter of 1991 the company had paid regular quarterly dividends of $.067 per share. There were no cash dividends prior to the third quarter 1991 since the spin-off in October 1988.

Items 6 through 8.  Selected Financial Data; Management's Discussion and Analysis of Results of Operations and Financial
            Condition; Financial Statements and Supplementary Data

In addition to the discussion below, the information required by Items 6 through 8 is hereby incorporated by reference to pages 9 through 20 of the 1995 Annual Report to Shareholders.

The company has assessed that a work stoppage could occur at any one or all of the three locations currently involved in labor negotiations as indicated under Part 1, Item 1. Business, "Employees," pages 9 and 10 of this report. Collectively, the three operations accounted for approximately 40% and 43% of consolidated 1995 net sales and operating profit, respectively. The company in not now able to quantify whether a work stoppage at any facility would have a material effect on the company's future financial results. Clearly, if all three facilities are affected, the effect would be the greatest. The company has developed contingency plans to continue operations at each of the three locations in the event of a work stoppage at any one of them.

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

	PART III
Item 11.   Executive Compensation

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


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K

                                                                    Page
a)Financial Statements and Schedules

The consolidated balance sheets of Medusa Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1995 and the Independent Auditors' Report relating thereto, appearing on Pages 9 through 17 of Medusa Corporation's 1995 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditors' Report on Financial Statement Schedule...	19

Schedule VIII Valuation and Qualifying Accounts................	20

All other statements and schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the consolidated financial statements and related financial review.

(b) No Reports on Form 8-K were filed during last quarter of 1995:

(c) Exhibits to Form 10-K:
        Exhibit 11 - Statement Re Computation of Per Share Earnings
PART IV

        Exhibit 13 - Annual Report to Shareholders for the Year Ended
                     December 31, 1995
        Exhibit 21 - Subsidiaries of the Registrant



PART IV

(d) Financial Statements Required by Regulation S-X which are excluded from the Annual Report to Shareholders by Rule 14a-3(b):

       Not applicable.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDUSA CORPORATION
(Registrant)

                              Robert S. Evans
                              Robert S. Evans
                              Chairman, Chief Executive
                              Officer and a Director

                              Date March 25, 1996

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-Officers-


R. Breck Denny           George E. Uding, Jr.       Edward A. Doles
R. Breck Denny           George E. Uding, Jr.       Edward A. Doles
Vice President-Finance   President, and Chief       Corporate Controller
and Treasurer            Operating Officer and a
                         Director

Date March 25, 1996      Date March 25,1996          Date March 25, 1996


-DIRECTORS-

Mone Anathan, III             E. Thayer Bigelow, Jr.        Richard S. Forte'
Mone Anathan, III             E. Thayer Bigelow, Jr.        Richard S. Forte'

Date March 25, 1996           Date March 25, 1996           Date March 25, 1996

Dorsey R. Gardner             Jean Gaulin                   Dwight C. Minton
Dorsey R. Gardner             Jean Gaulin                   Dwight C. Minton

Date March 25, 1996           Date March 25, 1996           Date March 25, 1996

Charles J. Queenan, Jr.       Boris Yavitz
Charles J. Queenan, Jr.       Boris Yavitz

Date March 20 ,1996           Date




INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Medusa Corporation:

We have audited the consolidated financial statements of Medusa Corporation and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 22, 1996, which report includes an explanatory paragraph related to a change in accounting for income taxes in 1993; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Medusa Corporation and subsidiaries, listed in
Item 14(a). This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Deloitte & Touche LLP

Cleveland, Ohio
January 22, 1996






















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

1995

  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  228,503    $   145,000  (E)   $   (48,672)(C) $  351,257
                                                   (22,246) (D)
                                                    48,672  (C)
    Reserve for Cash Discounts      209,570        (24,162)                            185,408
    Reserve for Policy
      Adjustments                    80,719         (8,686)                             72,033
          TOTAL                  $  518,792    $   138,578        $   (48,672)    $  608,698

1994
  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  221,203    $     7,300  (A)                     $  228,503
                                                   (22,883) (B)   $    22,883 (B)
    Reserve for Cash Discounts      212,776         (3,206)                            209,570
    Reserve for Policy
      Adjustments                    83,438         (2,719)                             80,719
          TOTAL                  $  517,417    $   (21,508)       $    22,883     $  518,792

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


Note A - Additional reserve based on receivable balance.
Note B - Recoveries net of write-offs.
Note C - Write-offs net of recoveries.
Note D - Portion of reserve no longer considered necessary.
Note E - Specific account reserve.

	MEDUSA CORPORATION AND SUBSIDIARIES
	Exhibit 11 to Form 10-K

	COMPUTATION OF EARNINGS PER COMMON SHARE

	(in thousands, except per share amounts)

                                          Years Ended December 31
                                        1995        1994       1993
Primary
Earnings
  Income before cumulative effect     $43,212     $29,880    $18,199
  Cumulative effect                         -           -        711
  Net income                          $43,212     $29,880    $18,910

Shares
Weighted average number of
  common shares outstanding            16,018      16,334     16,268

Additional shares
  assuming conversion of:
    stock options                         121         206          *

Average common shares
  outstanding and equivalents          16,139      16,540     16,268

Primary:
  Before cumulative effect            $  2.68     $  1.81    $  1.12
  Cumulative effect                         -           -        .04
  Net income per share                $  2.68     $  1.81    $  1.16

Fully Diluted
Earnings
  Income before cumulative effect     $43,212     $29,880    $18,199
  Cumulative effect                         -           -        711
  Interest on convertible
    subordinated notes, net of taxes    2,336       2,249          *
  Pro forma net income
    available to common stock         $45,548     $32,129    $18,910
Shares

Weighted average number of
  common shares outstanding            16,018      16,334     16,268

Additional shares
  assuming conversion of:
    stock options                         139         221          *
    convertible notes                   1,736       1,736          *
Average common shares
  outstanding and equivalents          17,893      18,291     16,268

Fully diluted:
  Before cumulative effect            $  2.55     $  1.76    $  1.12
  Cumulative effect                         -           -        .04
  Fully diluted net increase
    per share                         $  2.55     $  1.76    $  1.16

*  Amounts not restated, not dilutive under 3% test.


	MEDUSA CORPORATION AND SUBSIDIARIES
	Exhibit 21 to Form 10-K
	Subsidiaries of the Registrant
	December 31, 1995






    The following is a list of active subsidiaries of the Registrant and their jurisdiction of incorporation. All of these subsidiaries are wholly-owned, directly or indirectly, and are included in the consolidated financial statements.


	Cement Transit Company	Delaware

	James H. Drew Corporation	Indiana

	Medusa Aggregates Company	Iowa

	The Thomasville Stone and Lime Company	Maryland

	Canadian Medusa Cement Limited	Ontario, Canada

	Medusa-Citadel, Inc.		Alabama

	Medusa-Crescent, Inc.		Ohio