Form 10-Q
period 1996-03-31
MEDUSA CORP
filed 1996-05-07
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1996

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1996:

           Common Shares, Without Par Value - 16,379,980 shares










	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended March 31,
1996 and 1995

	Consolidated Balance Sheets - March 31, 1996, March 31, 1995 and December 31, 1995

	Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES










	-1-
Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income (Loss)
	(In Thousands, except per share data)

                                              Three Months Ended
                                               March 31,        March 31,
                                                 1996             1995
                                                     (Unaudited)
Net Sales                                    $   45,073       $   45,620
Costs and Expenses:
   Cost of sales                                 33,772           36,075
   Selling, general and administrative            5,532            5,772
   Depreciation and amortization                  3,302            2,826
                                                 42,606           44,673

Operating Profit                                  2,467              947

Other Income (Expense):
   Interest income                                  276              472
   Interest expense                              (1,041)          (1,881)
   Miscellaneous - net                               63               (1)
                                                   (702)          (1,410)

Income (Loss) Before Taxes                        1,765             (463)
Provision (Benefit) For Income Taxes                573             (160)


Net Income (Loss)                            $    1,192       $     (303)


Average Common Shares Outstanding                16,122           16,016


Net Income Per Common Share:
   Primary                                   $      .07       $     (.02)
   Fully Diluted                                     (a)              (a)


Cash Dividends Declared Per Common Share     $      .15       $     .125

(a) Fully diluted earnings per share amounts are not presented since it is anti-dilutive.

	See notes to consolidated financial statements
	-2-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               March 31,        December 31,
                                            1996       1995         1995
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $  17,631  $  29,559    $  33,166

  Accounts receivable, less allowances of
   $720, $546 and $609, respectively         20,596     23,374       21,410

  Refundable income taxes                         -        405            -

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $7,265, $7,057 and
    $7,238, respectively

            Finished goods                   10,984      7,541       12,980
            Work in process                   8,009      4,686        2,993
            Raw materials and supplies       13,035     13,046       13,278
                                             32,028     25,273       29,266

  Other current assets                       10,815     13,016        4,395

           Total Current Assets              81,070     91,627       88,237

 Property, Plant and Equipment:
   Cost                                     365,019    343,206      358,819
   Less accumulated depreciation            242,373    234,057      239,955
                                            122,646    109,149      118,864

 Intangible and Other Assets                 11,861     11,339       12,477


                   Total Assets           $ 215,577  $ 212,115    $ 219,578

	See notes to consolidated financial statements


	-3-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                                  March 31,       December 31,
                                              1996        1995        1995
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $       41  $   35,000    $       41
    Accounts payable                         13,303      11,967        14,952
    Accrued compensation and
      payroll taxes                           3,900       4,422         5,608
    Other accrued liabilities                 9,770       9,755         8,589
    Income taxes payable                      1,336         466         2,500
      Total Current Liabilities              28,350      61,610        31,690

  Long-Term Debt                             61,624      61,300        61,624

  Accrued Postretirement Health
    Benefit Cost                             27,576      27,468        27,446

  Accrued Pension, Reserves and
    Other Liabilities                         3,080       3,520         3,270

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          24,653      20,804        23,433
    Retained earnings                        96,251      60,123        97,515
    Unvested restricted common shares           (10)         (7)          (40)
    Unearned restricted common shares        (5,465)     (4,049)       (5,672)
    Currency translation adjustment            (867)     (1,087)         (870)
      Total Paid in Capital and
        Retained Earnings                   114,563      75,785       114,347
      Less Cost of Treasury Shares          (19,616)    (17,568)      (18,799)
      Total Shareholders' Equity             94,947      58,217        95,548

Total Liabilities and Shareholders'
       Equity                            $  215,577  $  212,115    $  219,578

	See notes to consolidated financial statements

	-4-

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                      Three Months Ended
                                                     March 31,   March 31,
                                                        1996        1995
Cash Provided From (Used By) Operating Activities:
  Net income (loss)                                 $    1,192  $     (303)

  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                      3,302       2,826
      Provision for deferred income taxes                   52         415
      Postretirement health benefit cost                   130         126
      Increase in operating working capital            (11,430)    (14,808)
      Gain on sale of capital assets                       (33)        (23)

  Net Cash Used By Operating Activities                 (6,787)    (11,767)

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                  (6,728)     (5,649)
  Proceeds from sale of capital assets                      33          23

  Net Cash Used By Investing Activities                 (6,695)     (5,626)

Cash Provided From (Used By) Financing Activities:
  Dividends paid                                        (2,456)     (2,028)
  Stock options exercised                                  676         493
  Payments to acquire treasury stock                      (273)          -
  Net Cash Used By Financing Activities                 (2,053)     (1,535)

Decrease In Cash And Short-Term Investments            (15,535)    (18,928)

Cash And Short-Term Investments At Beginning
  Of Period                                             33,166      48,487

Cash And Short-Term Investments At End Of Period    $   17,631  $   29,559

	See notes to consolidated financial statements


	-5-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

2.	Under Statement No. 121 "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS
No. 121) the company is not aware of any events or changes in circumstances that would result in a material effect on its financial statements. Under Statement No. 123 "Accounting for
Stock-Based Compensation" (SFAS No. 123) the company has elected to continue to utilize the accounting for stock issued to employees prescribed by APB No. 25, consequently the required adoption of SFAS No. 123 has no impact on the financial position or results of operations of the company.

3.	Use of the percentage depletion method and other permanent tax adjustments reduced the company's effective tax rate for the first three months of 1996 and 1995 to 32.5% and 34.6%, respectively, from the federal statutory rate of 35%. The provision for income taxes in 1995 reflects a credit due principally to pretax losses.

4.	At both March 31, 1996 and December 31, 1995, 50,000,000 common shares, without par value were authorized. At March 31, 1996, 16,379,980 shares were outstanding (16,329,901 at December 31, 1995).
- -6-

Item 1 - Financial Statements (Cont'd)


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

	Three Months Ended March 31, 1996 Compared With Three Months
Ended March 31, 1995

	Net sales for the first quarter of 1996 decreased 1% to $45.1 million from $45.6 million in 1995. Cement net sales rose 3%
over last years' first quarter. Cement unit volume fell 5% compared to 1995's first quarter, but price increases implemented in April 1995 have resulted in the company's average per ton cement selling prices increasing nearly 8% over that of the prior year's same period. The poor volume was caused by construction efforts being affected by adverse weather conditions during the current quarter as contrasted to the more favorable weather experienced during 1995's first quarter of operations.

	Both the Aggregate group and James H. Drew operations' net sales fell 14% as adverse weather conditions hampered construction activity in their respective markets.

	Cost of sales as a percent of sales fell to 74.9% in the first quarter of 1996 compared to 79.1% in the same period of 1994 as three of the company's four cement plants experienced lower production costs during the quarter. The company's cement plants, as a group. operated at 69.0% of annual rated clinker capacity in 1996 compared to 70.2% in 1995. Lower capacity

- -7-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

	ratings are historically experienced during the first quarter because of the annual maintenance programs performed during the reduced volume periods in the winter months in preparation for the year's production season.

	Depreciation and amortization expense increased $.5 million to $3.3 million in 1996 from $2.8 million in 1995. The increase was due to the high levels of capital expenditures in both 1996 and 1995.

	Selling, general and administrative expense as a percent of sales fell to 12.3% in 1996 from 12.7% in 1995. Lower costs, principally in the salaries, wages, and related areas contributed to this reduction.

	Operating profit for the first quarter of 1996 of $2.5 million compares to $1.0 million in 1995. The improvement in operating results are attributable to the above mentioned reasons.

	Both interest income and expense are lower than the pervious year's first quarter as the company paid off its $35.0 million of 10% unsecured notes on December 15, 1995 thereby decreasing cash and outstanding debt. Interest income decreased from the prior year's quarter by $196,000 to $276,000 primarily due to lower levels of marketable securities while interest expense decreased by $840,000 to $1,041,000 for the same period due to lower outstanding debt.

	The company's effective tax rate was 32.5% and 34.6% in the first quarter of 1996 and 1995, respectively. These rates were lower than the federal statutory rate of 35% due to a higher percentage depletion deduction and lower effective state tax rates. The provision for income taxes for the first quarter
1995 reflects a credit due to pretax losses during the quarter.

	Net income for the first quarter of $1.2 million, or $.07 income per common share in 1996 compares to a net loss of $303,000, or $.02 loss per common share, in 1995.

- -8-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.

	Employees at the company's Thomasville Stone and Lime subsidiary and its Demopolis and Wampum plants ratified new multi year contracts. The four-year Thomasville and Demopolis contracts became effective April 1, and May 1, 1996, respectively. The three-year Wampum contract became effective May 1, 1996.

	The new labor contract at the Wampum plant includes a one-time early retirement incentive package as part of a reduction-in-force agreement. The company estimates that this will result in a one-time after-tax charge to earnings of up to ($1.4 million) or about ($.08) per fully diluted share. For the above and other reasons the company expects to realize a significant improvement in labor productivity at the Wampum plant as a result of the new agreement.


	Liquidity and Capital Resources

	At March 31, 1995, the company had $17.6 million of cash and short-term investments. The company has available an unsecured $45.0 million five-year revolving credit facility for short-term seasonal working capital needs that expires December 31, 2000, and unsecured bank lines of credit totaling $20.0 million. At
March 31, 1996, no amounts were outstanding under any of these facilities.

	Working capital at March 31, 1996, was $22.7 million greater than at March 31, 1995, due principally to $35.0 million of 10% unsecured Senior Notes that were paid on December 15, 1995, $6.8 million higher inventory levels, but partially offset by higher accounts payable and accrued income tax balances. The ratio of current assets to current liabilities was 2.9:1 at March 31, 1996, 2.8:1 at December 31, 1995, and 1.5:1 at March 31, 1995.

	Capital expenditures for the first quarter of 1996 were $6.7 million compared to $5.6 million in the first quarter of 1995.
The higher expenditures relate to capital improvements to enhance productivity, reduce operating costs and expand clinker capacity.
- -9-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Between March 31, 1996 and the date of this filing, the company has purchased 177,900 of its common shares for $5.3 million.

	On April 1, 1996 cement price increases of up to $5 per ton became effective in most of the company's southern markets and of up to $4.00 per ton in the company's northern markets.


Part II - Other Information

Item 1	Legal Proceedings

	Prevention of Significant Deterioration. On September 8, 1994, the company received a Notice of Violation ("NOV") from the EPA.
The NOV alleged the company's Charlevoix, Michigan cement plant to be in violation of the Michigan State Implementation Plan and Part C of the federal Clean Air Act with respect to Prevention of Significant Deterioration ("PSD"), concerning sulphur dioxide
("SO2") emissions. The company modified the Charlevoix plant in 1978 without filing for PSD review in reliance upon a consultant's advice that SO2 emissions would decrease.
Subsequent emissions tests essentially showed to the Department of Environmental Quality ("MDEQ") and the EPA, that SO2 emissions did not change. A study by an independent consultant demonstrated that the SO2 emissions from the Charlevoix plant did not violate either the PSD increment or the National Ambient
Air Quality Standard. Therefore, neither the health, safety and welfare of the community nor the environment were impaired. The
EPA delegated the NOV settlement procedure to the MDEQ.  On
April 17, 1996, a Consent Judgment was entered satisfying the NOV, (which included a revised air emissions permit). The material terms of the Consent Judgment include: a) Medusa's obligation to limit SO2 emissions to 1978 levels; b) Medusa's installation of an SO2 Continuous Emissions Rate Monitoring
System; and c) Medusa's payment to MDEQ of a civil penalty of $230,000 and liquidated damages of $10,000.



- -10-



Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the first quarter of 1996.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share (In thousands, except per share)
					              Three Months Ended
					                   March 31
				                   1996            1995
Primary
Earnings-Net income                     $ 1,192         $  (303)

Shares
Weighted average number of common
  shares outstanding                     16,122          16,016

Additional shares
  assuming conversion of:
    stock options                           131             124

Average common shares
  outstanding and equivalents            16,253          16,140

Primary income per
  common share                          $   .07         $  (.02)

Fully diluted earnings per share amounts are not presented since they are anti-dilutive.














- -11-








	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date May 6, 1996      				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date May 6, 1996     				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer















- -12-