Form 10-Q
period 1996-06-30
MEDUSA CORP
filed 1996-08-06
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1996

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1996:

           Common Shares, Without Par Value - 16,315,547 shares











	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

	Consolidated Balance Sheets - June 30, 1996, June 30, 1995 and
December 31, 1995

	Consolidated Statements of Cash Flows - Six months ended  June
30, 1996 and 1995

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES
















- -1-

Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income
	(In Thousands, except per share data)

                        Three Months Ended        Six Months Ended
                               June 30,                    June 30,
                           1996         1995          1996        1995
                                              (Unaudited)
Net Sales               $  85,995   $  80,165   $  131,068    $  125,785
Costs and Expenses:
   Cost of sales           51,855      49,462       85,627        85,537
   Selling, general and
      administrative        6,968       5,735       12,500        11,507
   Depreciation and
      amortization          4,651       4,034        7,953         6,860
                           63,474      59,231      106,080       103,904

Operating Profit           22,521      20,934       24,988        21,881

Other Income (Expense):
   Interest income            191         355          467           827
   Interest expense          (952)     (1,894)      (1,993)       (3,775)
   Miscellaneous - net        (35)        (11)          28           (12)
                             (796)     (1,550)      (1,498)       (2,960)

Income Before Taxes        21,725      19,384       23,490        18,921
Provision For Income
   Taxes                    6,756       6,688        7,329         6,528


Net Income             $   14,969  $   12,696   $   16,161   $    12,393


Average Common Shares
   Outstanding             16,036      15,990       16,079        16,003


Net Income Per Common
  Share:
   Primary             $      .93  $      .79    $    1.00   $       .77
   Fully Diluted       $      .87  $      .74    $     .97   $       .76


Cash Dividends Declared
   Per Common Share    $      .15  $     .125    $    .275   $      .250


	See notes to consolidated financial statements


	-2-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               June 30,         December 31,
                                            1996       1995         1995
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $   7,649  $  27,897    $  33,166

  Accounts receivable, less allowances of
   $1,248 , $989 and $517, respectively      39,776     37,819       21,410

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $7,316, $7,007 and
    $6,509, respectively

            Finished goods                   12,966      9,981       12,980
            Work in process                   7,305      4,028        2,993
            Raw materials and supplies       14,807     14,200       13,293
                                             35,075     28,209       29,266

  Other current assets                        9,253     11,542        4,395

           Total Current Assets              91,753    105,467       88,237

 Property, Plant and Equipment:
   Cost                                     369,900    346,734      358,819
   Less accumulated depreciation            246,355    235,704      239,955
                                            123,545    111,030      118,864

 Intangible and Other Assets                 10,953     10,704       12,477


                   Total Assets           $ 226,251  $ 227,201    $ 219,578




	See notes to consolidated financial statements





	-3-

Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)



                                                  June 30,        December 31,
                                              1996        1995        1995
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $       41  $   35,000    $       41
    Accounts payable                         12,710      12,654        14,952
    Accrued compensation and
      payroll taxes                           4,446       4,502         5,608
    Other accrued liabilities                11,705       9,637         8,589
    Income taxes payable                      1,792       5,580         2,500
      Total Current Liabilities              30,694      67,373        31,690

  Long-Term Debt                             61,624      61,300        61,624

  Accrued Postretirement Health
    Benefit Cost                             27,756      27,595        27,446

  Accrued Pension, Reserves and
    Other Liabilities                         3,498       3,366         3,270

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          27,883      23,427        23,433
    Retained earnings                       108,774      70,777        97,515
    Unvested restricted common shares           (99)       (100)          (40)
    Unearned restricted common shares        (7,702)     (6,120)       (5,672)
    Currency translation adjustment            (882)       (971)         (890)
      Total Paid in Capital and
        Retained Earnings                   127,975      87,014       114,347
      Less Cost of Treasury Shares          (25,296)    (19,447)      (18,799)
      Total Shareholders' Equity            102,679      67,567        95,548

Total Liabilities and Shareholders'
       Equity                            $  226,251  $  227,201    $  219,578


	See notes to consolidated financial statements



	-4-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                        Six Months Ended
                                                      June 30,    June 30,
                                                        1996        1995
Cash Provided From (Used By) Operating Activities:
  Net income                                        $   16,161  $   12,393

  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation and amortization                      7,953       6,860
      Provision for deferred income taxes                  218         519
      Postretirement health benefit cost                   310         253
      Increase in operating working capital            (28,723)    (24,173)
      Gain on sale of capital assets                       (23)        (28)
  Net Cash (Used By) Operating Activities               (4,104)     (4,176)

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                 (11,746)    (11,345)
  Proceeds from sale of capital assets                      23          28

  Net Cash (Used By) Investing Activities              (11,723)    (11,317)

Cash Provided From (Used By) Financing Activities:
  Purchase of treasury shares                           (5,598)     (1,878)
  Dividends paid                                        (4,903)     (4,071)
  Stock options exercised                                  811         852
  Net Cash (Used By) Financing Activities               (9,690)     (5,097)

Decrease In Cash And Short-Term Investments            (25,517)    (20,590)

Cash And Short-Term Investments At Beginning
  Of Period                                             33,166      48,487

Cash And Short-Term Investments At End Of Period    $    7,649  $   27,897



	See notes to consolidated financial statements





	-5-


Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

2.	Use of the percentage depletion method in 1996, a lower
effective state tax rate, and other permanent tax adjustments reduced the company's effective tax rate for the second quarter of 1996 and 1995 to 31.1% and 34.5%, respectively, and for the first six months of 1996 and 1995 to 31.2% and 34.5%, respectively, from the federal statutory rate of 35%.

3.	At both June 30, 1996 and December 31, 1995, 50,000,000 common shares, without par value were authorized. At June 30, 1996, 16,315,547 shares were outstanding (16,329,901 at December 31, 1995).

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



- -6-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

	All per share amounts are on a fully diluted basis.

	Three Months Ended June 30, 1996 Compared With Three Months
Ended June 30, 1995


	Net income for the second quarter of 1996 of $15.0 million, or $.87 per common share, compares to a net income of $12.7 million, or $.74 per common share, in 1995.

	Net sales for the second quarter of 1996 increased to $86.0 million from $80.2 million in 1995. Cement net sales rose 8% over last year's second quarter on a 3% increase in volume and a 5% increase in prices, which is directly related to announced increases of April 1, 1996. These increases were achieved despite adverse weather during the second quarter of 1996 which hampered each of the cement, aggregate and highway safety construction operations as well as the related construction industries which they serve.

	A 5% increase in unit sales volume for Aggregate operations resulted in a 7% increase in sales for the second quarter of 1996 compared to 1995. In addition, the quarter reflected a 2% increase in sales for the company's highway and safety construction operation.

	Cost of sales as a percent of sales fell to 60.3% in the second quarter of 1996 compared to 61.7% in same period of 1995 due primarily to increased company sales. The effect of higher volumes and prices were partially offset by a 5% increase in clinker production costs as a result of increased repair and maintenance charges (related to unplanned outages), and to a $1.2 million one-time pre-tax charge ($.8 million after-tax, or $.04 per common share) for the company's voluntary early retirement incentive program ("VERIP") negotiated at the Wampum cement plant. Unplanned outages occurred during June at both the Charlevoix and Clinchfield plants resulting in clinker production volume losses aggregating about 35,000 tons.
Consequently, cement capacity utilization for the quarter was 99% in 1996 compared to 102% in 1995.

- -7-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Three Months Ended June 30, 1996 Compared With Three Months
Ended June 30, 1995


	The $1.2 million one-time charge, or $.04 per common share, for the VERIP allows the company to effect a workforce reduction of 19 hourly employees at the Wampum cement plant and quarry.
This allows for increased flexibility in plant quarrying operations and greater integration of operations with the company's West Pittsburg aggregates quarry located adjacent to the cement quarry. This quarry integration will provide future cost saving opportunities.

	Second quarter depreciation and amortization expense for 1996 of $4.7 million compares to $4.0 million in 1995. Increases in restricted share amortization and 1995's level of capital expenditures impact on 1996's depreciation expense.

	Selling, general and administrative expense as a percent of sales increased to 8.1% in 1996 from 7.2% in 1995. Higher personnel related costs and increased incentive compensation were the principle causes of this overall increase.

	Operating profit for the second quarter of 1996 of $22.1 million compares to $20.9 million in 1995. The improvement in operating results are attributable to the above mentioned reasons.

Pretax and net income improved from 12.1%, and 17.9%, to $21.7 million and $14.7 million, respectively, over the prior year's second quarter. A $1.0 million reduction in interest expense resulting from the payoff of the company's $35.0 million 10% notes on December 15, 1995 and the improved operating profit account for the improved pretax income. These reasons coupled with a lower effective tax rate account for the net income improvement.



- -8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Six Months Ended June 30, 1996 Compared With Six Months Ended
June 30, 1995

	Net income for the first six months of 1996 of $16.2 million, or $.97 per common share, compares to a net income of $12.4 million, or $.76 per common share, in 1995.

	Net sales for the first half of 1996 increased to $131.1 million from $125.8 million in 1995. Cement net sales rose 6% over last year's first half. Cement unit volume for the period was flat due primarily to inclement weather conditions. Successful implementation of April 1, 1996 price increases resulted in 6% higher cement prices over 1995.

	Aggregates' group sales for the first half of 1996 fell 2% compared to 1995. Unit sales of the aggregates group were 7% less than 1995, as a result of poor weather. Sales for the company's highway and safety construction operation were off
4%.

	Cost of sales as a percent of sales fell to 65.3% in the first half of 1996 compared to 68.0% in same period of 1995 due primarily to increased cement prices. The effect of higher prices was partially offset by the $1.2 million one-time charge for the VERIP at the Wampum plant and higher cement plant repair and maintenance costs. Cement capacity utilization was 83% in 1996 compared to 86% in 1995. See discussion above regarding cost of sales for the quarter related to capacity utilization.

	Depreciation and amortization expense increased $1.1 million to $8.0 million from $6.9 million in 1995. The increase was due to increased restricted share amortization and the impact from 1995's level of capital expenditures on 1996's depreciation expense.

	Selling, general and administrative expense as a percent of sales increased to 9.5% in 1996 from 9.1% in 1995. Higher personnel related costs, incentive compensation and other inflationary pressures caused this overall increase.

	Operating profit for the first half of 1996 of $25.0 million compares to $21.9 million in 1995. The improvement in operating results is mainly attributable to the increases in cement prices as offset by the above mentioned reasons.

- -9-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Six Months Ended June 30, 1996 Compared With Six Months Ended
June 30, 1995

	From the prior year, interest income fell $360,000 while interest expense was down $1.8 million. Both of these result from the company's payment of $35.0 million 10% unsecured notes on December 15, 1995, effectively reducing outstanding debt and invested cash.

	Use of the percentage depletion method and other permanent tax adjustments reduced the company's federal effective tax rate for the first six month's of 1996 and 1995 to 31.2% and 34.5%, respectively, from the federal statutory rate of 35%. A lower effective state tax rate further reduced the 1996 federal effective rate in 1996.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.


	Liquidity and Capital Resources

	At June 30, 1996, the company had $7.6 million of cash and short-term investments. The company has available an unsecured $20.0 million five-year revolving credit facility for short-term seasonal working capital needs that expires December 31, 1996, and unsecured bank lines of credit totaling $15.0 million. At June 30, 1996, no amounts were outstanding under any of these facilities.

	Working capital at June 30, 1996, was $23.9 million greater than at June 30, 1995, due principally to $35.0 million of 10% unsecured Senior Notes which were due and paid on December 15, 1995 being classified as current at the June 30, 1995 date.
The increase also reflects both higher levels of receivables as a result of increased sales and inventories and, the company having begun the 1996 year with higher inventory levels than was the case in 1995. Income taxes payable reflects a $3.8 million decrease from prior year as a required federal estimated quarterly tax payment was made in June 1996, whereas no June payment was required in June, 1995. The ratio of current assets to current liabilities was 3.0:1 at June 30, 1996, 1.6:1 at June 30, 1995, and 2.8:1 at December 31, 1995.

	-10-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Capital expenditures for the first six months of 1996 were $11.7 million compared to $11.3 million for the first six months of 1995. This level of capital expenditures relates to the company's commitment to make capital improvements designed to enhance productivity, reduce operating costs and expand clinker capacity,.

	The company expects that its cement plants will continue to operate at practical capacity for the remainder of 1996. The company anticipates that demand trends evident in the second quarter will continue, causing its cement shipments for the year to exceed 1995's levels by around 4%. Cement imports, which rose significantly in 1995 have declined about as expected so far this year. Should current trends continue, the company expects the supply/demand for cement will remain favorable into 1997.

	On April 1, 1996 cement price increases of up to $5 per ton became effective in most of the company's southern markets and up to $4 per ton in its northern markets.












- -11-





Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the second quarter of 1996.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share
	(In thousands, except per share)
					  Three Months Ended     Six Months Ended
					        June 30               June 30
				        1996        1995       1996       1995
Primary
Earnings-Net income			 $14,969     $12,696    $16,161    $12,393

Shares
Weighted average number
  of common shares
  outstanding				  16,036       15,990    16,079      16,003
Additional shares
  assuming conversion of:
    stock options			     123         107        127        115
Average common shares
  outstanding and
  equivalents				  16,159      16,097     16,206     16,118
Primary income per
  common share			 $   .93     $   .79    $  1.00    $   .77

Fully Diluted
Earnings
  Net income				 $14,969     $12,696    $16,161    $12,393
  Interest on convertible
    subordinated notes,
    net of taxes			     593         565      1,187      1,130
  Net income available
    for common
    shareholders			 $15,562     $13,261    $17,348    $13,523
Shares

Weighted average number
  of common shares
  outstanding				  16,036      15,990     16,079     16,003
Additional shares
  assuming conversion of:
    stock options			     144         128        153        130
    convertible notes		   1,736       1,736      1,736      1,736
Average common shares
  outstanding and
  equivalents				  17,916      17,854     17,968     17,869
Fully diluted income
  per common share			 $   .87     $   .74    $   .97    $   .76


- -12






	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date  August 6, 1996 				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date  August 6, 1996 				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer




















- -13-