Form 10-K/A
period 1995-12-31
MEDUSA CORP
filed 1996-10-11
CIK 64674

CONSOLIDATED STATEMENTS OF INCOME
Medusa Corporation and Subsidiaries

Year Ended December 31                      1995         1994        1993
						    (In Thousands, except per share data)

Net Sales                                  $293,327    $276,293    $248,038

Costs and Expenses:
  Cost of sales                             184,997     189,028     179,101
  Selling, general and administrative        23,492      21,328      21,838
  Depreciation and amortization              15,448      13,830      13,958
                                            223,937     224,186     214,897

Operating Profit                             69,390      52,107      33,141

Other Income (Expense):
  Interest income                             2,225       1,262         236
  Interest expense                           (7,575)     (7,526)      (6,152)
  Miscellaneous-net                            (193)         (6)        (500)
                                             (5,543)     (6,270)      (6,416)

Income Before Taxes                          63,847      45,837       26,725

Provision for Income Taxes                   20,635      15,957        8,526

Income Before Cumulative Effect
  of a Change in Accounting                  43,212      29,880       18,199

Cumulative Effect of a Change in Accounting
  For Income Taxes in 1993 (Note A)               -           -          711

Net Income                                 $ 43,212    $ 29,880     $ 18,910
__________________________________________________________________________

Net Income Per Common Share:
  Primary:
     Income before cumulative
       effect of a change in accounting $ 2.68 $ 1.81 $ 1.12 Cumulative effect of a
       change in accounting                      -            -          .04
                                          $   2.68     $   1.81     $   1.16

  Fully Diluted:
     Income before cumulative
       effect of a change in accounting $ 2.55 $ 1.76 $ 1.12 Cumulative effect of a
       change in accounting                      -            -          .04
                                          $   2.55     $   1.76     $   1.16

Average Common Shares Outstanding           16,018       16,334       16,268
______________________________________________________________________________
See Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS
Medusa Corporation and Subsidiaries

December 31                                            1995          1994
                                        (In Thousands, except share data)
Assets

  Current Assets:
    Cash and short-term investments                   $ 33,166    $ 48,487
    Accounts receivable less allowances of $609
     ($519 in 1994)                                     21,410      24,036
    Inventories                                         29,266      23,292
    Other current assets                                 4,395       4,339

          Total Current Assets                          88,237     100,154
  Property, Plant and Equipment                        118,864     106,116
  Intangible and Other Assets                           12,477      12,330

          Total Assets                                $219,578    $218,600
______________________________________________________________________________
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of long-term debt              $     41    $ 35,000
    Accounts payable                                    14,952      15,257
    Accrued compensation and payroll taxes               5,608       6,161
    Other accrued liabilities                            8,589       8,635
    Income taxes payable                                 2,500       1,817
          Total Current Liabilities                     31,690      66,870
  Long-Term Debt                                        61,624      61,300
  Accrued Postretirement Health Benefit Cost            27,446      27,342
  Reserves and Other Liabilities                         2,611       2,879
  Accrued Pension Liability                                659         236
  Shareholders' Equity:
    Preferred shares, without par value-3,000,000
      shares authorized:
       1,000,000 shares each of Class A Serial Preferred;
       Class B Serial Preferred; and Class C Preferred
         Shares                                                          -
    Common shares, without par value:
      Authorized-50,000,000
      Outstanding-16,329,901 shares
        (16,162,302 in 1994)                                 1           1
    Paid in capital                                     23,433      19,724
    Retained earnings                                   97,515      62,455
    Unvested restricted common shares                      (40)        (26)
    Unearned restricted common shares                   (5,672)     (3,511)
    Currency translation adjustment                       (890)     (1,101)
         Total Paid in Capital and Retained Earnings   114,347      77,542
    Less Cost of Treasury Shares-836,267 shares
       (771,706 shares in 1994)                        (18,799)    (17,569)

         Total Shareholders' Equity                     95,548      59,973
         Total Liabilities and Shareholders' Equity   $219,578    $218,600
______________________________________________________________________________
See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
Medusa Corporation and Subsidiaries

Year Ended December 31                           1995       1994       1993
 	(In Thousands)

Cash Provided From (Used By) Operating Activities:

  Net income                                  $ 43,212  $ 29,880  $ 18,910
  Cumulative effect of a change in
    accounting                                       -         -      (711)
  Income before cumulative effect
    of a change in accounting                   43,212    29,880    18,199
  Adjustments to reconcile net income to net
    cash provided from operating activities:
       Depreciation and amortization            15,448    13,830    13,958
       (Benefit) provision for deferred income
         taxes                                    (944)    1,660    (1,334)
       Postretirement health benefit cost          222       491     1,470
       (Gain) loss on sale of capital assets       (33)       12       (64)
                                                57,905    45,873    32,229

       Cash provided from (used by) working capital
         components and other:
           Accounts receivable                   2,626      (716)   (7,845)
           Inventories and other current
             assets                             (7,793)    1,774     6,469
           Accounts payable and other current
             liabilities                           220     5,430     6,078
           Other assets                           (231)    1,986    (1,824)
           Accrued pension, reserves and other
             liabilities                           (46)   (2,475)    1,479
           Net Cash Provided From Operating
             Activities                         52,681    51,872    36,586

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                         (25,345)  (14,694)  (15,372)
  Payments for business acquired                     -         -   (50,511)
  Proceeds from sale of capital assets             359     1,622        64
           Net Cash Used By Investing
             Activities:                       (24,986)  (13,072)  (65,819)
Cash Provided From (Used By)
   Financing Activities:
  Purchase of treasury shares                   (1,878)  (14,608)   (1,747)
  Dividends paid                                (8,152)   (8,264)   (4,407)
  Stock options exercised                        1,649     1,278     1,521
  Proceeds from issuance of long-term debt         365         -   107,500
  Payments on long-term debt                   (35,000)        -   (50,000)
  Issuance of restricted shares                      -        63         -
           Net Cash Provided From (Used By)
             Financing Activities              (43,016)  (21,531)   52,867
  Increase (Decrease)In Cash And Short-Term
     Investments                               (15,321)   17,269    23,634
Cash And Short-Term Investments At
   Beginning Of Year                            48,487    31,218     7,584
Cash And Short-Term Investments At
    End Of Year                               $ 33,166  $ 48,487  $ 31,218
_____________________________________________________________________________

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest (net of $26 and $153
       capitalized in 1995 and 1993,
       respectively)                          $  7,566  $  7,509  $  5,716
  Income taxes                                  20,896    14,367     8,699
______________________________________________________________________________


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Medusa Corporation and Subsidiaries

                                                                  Unvested
                                                                 Restricted
                                     Common   Paid in  Retained    Common
                                     Shares   Capital  Earnings    Shares
______________________________________________________________________________
                                        (In Thousands, except share data)
Balance At January 1, 1993           $     1  $13,722     $26,336     $(1,842)
  Net income                                               18,910
  Dividends paid-$.27 per
     common share                                          (4,407)
  Issuance of 117,420 restricted
     common shares                              2,116                     (79)
  Forfeiture of 56,250 restricted
     common shares                               (768)
  Exercise of 510,651 stock options             5,108
  Purchase of 280,275 treasury shares
  Retirement of 212,897 treasury
     shares                                    (3,801)
  Amortization of vesting of
     restricted common shares                                           1,895
  Currency translation adjustment
Balance At December 31, 1993               1   16,377      40,839         (26)
  Net income                                               29,880
  Dividends paid-$.50 per
     common share                                          (8,264)
  Issuance of 83,070 restricted
     common shares                              2,045                     (79)
  Forfeiture of 51,000 restricted
     common shares                               (768)
  Exercise of 187,536 stock options             2,070
  Purchase of 652,157 treasury shares
  Amortization for vesting of
      restricted common shares                                             79
  Currency translation adjustment
Balance at December 31, 1994        $      1  $19,724     $62,455     $   (26)
  Net income                                               43,212
  Dividends paid-$.50 per
     common share                                          (8,152)
  Issuance of 117,940 restricted
     common shares                              2,851                    (120)
 Exercise of 149,417 stock options              2,000
  Purchase of 82,402 treasury shares
  Retirement of 35,697 treasury shares         (1,142)
  Amortization for vesting of
      restricted common shares                                            106
  Currency translation adjustment
Balance at December 31, 1995         $     1  $23,433     $97,515     $   (40)
______________________________________________________________________________
See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Medusa Corporation and Subsidiaries

                                 Unearned
                                Restricted   Currency                  Total
                                 Common   Translation   Treasury Shareholders'
                                 Shares     Adjustment    Shares      Equity
______________________________________________________________________________
                                        (In Thousands, except share data)
Balance At January 1, 1993         $(1,928)   $  (679)     $  (636)    $34,974
  Net income                                                           18,910
  Dividends paid-$.27 per
     common share                                                      (4,407)
  Issuance of 117,420 restricted
     common shares                 (2,037)
  Forfeiture of 56,250 restricted
     common shares                    768
  Exercise of 510,651 stock options                                     5,108
  Purchase of 280,275 treasury share                       (5,334)     (5,334)
  Retirement of 212,897 treasury
     shares                                                 3,801
  Amortization of vesting of
     restricted common shares         438                               2,333
  Currency translation adjustment               (107)                    (107)
Balance At December 31, 1993       (2,759)      (786)      (2,169)     51,477
  Net income                                                           29,880
  Dividends paid-$.50 per
     common share                                                      (8,264)
  Issuance of 83,070 restricted
     common shares                 (1,903)                                 63
  Forfeiture of 51,000 restricted
     common shares                    768
  Exercise of 187,536 stock options                                     2,070
  Purchase of 652,157 treasury shares                     (15,400)    (15,400)
  Amortization for vesting of
      restricted common shares        383                                 462
  Currency translation adjustment               (315)                    (315)
Balance at December 31, 1994      $(3,511)   $(1,101)    $(17,569)    $59,973
  Net income                                                           43,212
  Dividends paid-$.50 per
     common share                                                      (8,152)
  Issuance of 117,940 restricted
     common shares                 (2,731)
  Exercise of 149,417 stock options                          (494)      1,506
  Purchase of 82,402 treasury shares                       (1,878)     (1,878)
  Retirement of 35,697 treasury shares                      1,142
  Amortization for vesting of
      restricted common shares        570                                 676
  Currency translation adjustment                211                      211
Balance at December 31, 1995      $(5,672)   $  (890)    $(18,799)    $95,548
______________________________________________________________________________
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medusa Corporation and Subsidiaries

Note A-Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

The company processes mineral deposits, principally limestone, by converting these material resources through physical and chemical methods to intermediate products (cement and aggregates) sold to the construction industry principally in the Eastern half of the United Sates. Sales of such products constitute more than 90% of consolidated net sales and net income.

Cash and Short-Term Investments
For purposes of the statement of cash flows, the company considers cash equivalents to be all highly liquid securities with an original maturity of three months or less. Estimated fair value approximates the carrying amount.

Inventories
Inventories are valued principally at the lower of cost or market determined using the last-in, first-out (LIFO) cost method. The average cost method is used for substantially all supplies.

Property, Plant and Equipment
Depreciation of property, plant and equipment for financial reporting purposes is provided over the estimated useful lives of the assets principally by the straight-line method.

Income Taxes
Effective January 1, 1993, the company adopted Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes," which changed the method of accounting for income taxes from the deferred method under APB 11 to an asset and liability method. The cumulative effect from the adoption of SFAS 109 added $711,000, or $.04 per common share, to net income in 1993.

Net Income Per Share
Primary net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of common shares and common share equivalents outstanding during the period, as if the convertible subordinated notes were converted into common shares at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the subordinated notes.

Recently Issued Accounting Standards
During 1995, Statements of Financial Accounting Standards Nos. 121 and 123 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and "Accounting for Stock-Based Compensation", respectively, were issued. Both are effective for financial statements for fiscal years beginning after December 15, 1995.

The company has not completed its process of evaluating the impact that will result from adopting either standard and therefore is unable to disclose the impact that adopting them will have on its financial position and results of operations when such statements are adopted.


Note B-Acquisition
On February 1, 1993, the company acquired the Demopolis, Alabama cement plant and related assets for $50.5 million which was accounted for by the purchase method. Accordingly, its results of operations have been included in the consolidated statements of income from the date of acquisition.


Note C-Inventories
At December 31 (in thousands):
________________________________________________
                           1995        1994
________________________________________________
Finished goods           $12,980     $ 7,987
Work in process            2,993       1,756
Raw Materials              2,015       2,136
Supplies                  11,278      11,413
                         $29,266     $23,292
________________________________________________

Use of the, first-in, first-out (FIFO) cost method would have increased inventories from the amounts reported at December 31 by $7,238,328 in 1995 and $7,089,000 in 1994.


Note D-Property, Plant and Equipment-at Cost

At December 31 (in thousands):
________________________________________________
1995	1994
________________________________________________
Land                        $ 10,831   $ 10,159
Buildings and improvements    20,465     20,528
Machinery and equipment      327,523    307,247
                             358,819    337,934
Less accumulated
  depreciation              (239,955)  (231,818)
                            $118,864   $106,116
________________________________________________
Note E-Leases
The company leases various cement storage facilities, vehicles and various other equipment under capital and operating leases with terms of from one to forty years.

Future minimum payments, by year, and in the aggregate, under capitalized leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 1995 (in thousands):

_________________________________________________
                            Capital    Operating
                             Leases      Leases
_________________________________________________

1996                       $   181     $ 1,066
1997                           181         865
1998                           181         541
1999                           181         174
2000                           181         121
Thereafter                   4,867       1,756
Total minimum
  lease payments             5,772     $ 4,523

Less interest               (1,972)

Present value of
  future minimum
  lease payments           $ 3,800
_________________________________________________

The costs of assets capitalized under leases at December 31 are as follows (in thousands):

________________________________________________
                             1995        1994
________________________________________________
Machinery and equipment   $ 4,035    $ 4,035

Less accumulated
  depreciation             (1,693)    (1,491)
                          $ 2,342    $ 2,544
________________________________________________

The weighted average interest rate for capital leases was 4.6% in 1995.The capital lease agreements contain certain covenants which, among other things, require the company to meet certain consolidated financial tests, including tests relating to minimum net worth, financial leverage, fixed obligation coverage and cash flow coverage. At December 31, 1995, the minimum required level of net worth under these covenants was $25.0 million.

Rental expense was $1,828,000, $2,069,000, and $1,549,000 for 1995, 1994 and
1993, respectively.


Note F-Short and Long-term Financing
The company has an unsecured $45.0 million Revolving Credit Agreement ("Revolver") with four banks that expires December 31, 2000. The Revolver allows borrowings bearing interest at .35% to .75% per annum above the reserve-adjusted rate at which Eurodollar deposits are offered by prime banks in the Eurodollar interbank market ("LIBOR"). The Revolver bears a commitment fee of .2% to .35% per annum on the unused portion. The interest rate and commitment fee vary based on the company's ratio of consolidated liabilities to net worth. The company also has unsecured bank lines of credit totalling $20.0 million. At December 31, 1995, no amounts were outstanding under any of these credit facilities.

Long-term debt consists of the following at December 31 (in thousands):
________________________________________________
                                1995      1994
________________________________________________
6% convertible subordinated
  notes, due 2003, interest
  payable semi-annually       $57,500   $57,500
10% unsecured Senior Notes
  due 1995, interest
  payable semi-annually             -    35,000
Capitalized leases              3,800     3,800
Other                             365         -
                               61,665    96,300
Less current portion              (41)  (35,000)
                              $61,624   $61,300
________________________________________________

The 6% convertible subordinated notes ("Notes") are convertible at any time into common shares, without par value, of the company at an initial conversion price of $33.125 principal amount per common share, subject to adjustment under certain circumstances. The Notes are redeemable at any time at the option of the company, in whole or in part, beginning November 15, 1996 at various redemption prices, plus accrued and unpaid interest to the redemption date. Upon a change in control, a holder of the Notes may require the company to redeem such holders' Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The Notes are subordinated to all existing and future senior indebtedness of the company.

The Revolver contains certain convenants which, among other things, require maintenance of certain levels of net worth and certain specified ratios of current assets to liabilities, interest coverage and liabilities to net worth. At December 31, 1995 the company was in compliance with all covenants.

The average interest rate incurred on all borrowings was 7.5% in 1995, 7.3% in 1994, and 6.7% in 1993.

The company has available bank stand-by letter of credit facilities of $10.0 million of which $6.4 million was being utilized at December 31, 1995. These facilities bear a commitment fee of .5% per annum on the used portion. These instruments, the fair value of which approximates market, are considered off-balance-sheet risk and represent conditional commitments issued to guarantee the company's performance to various third parties.

The fair value of the company's long-term debt of $56.2 million ($55.9 million in 1994) for the Notes is estimated based on the current rates offered to the company for debt of the same remaining maturities.

Note G-Postretirement Health Benefits
The company provides substantially all employees with health care and life insurance benefits through unfunded defined benefit plans upon retirement.

The net periodic postretirement benefit cost was as follows (in thousands):

_________________________________________________
                      1995        1994       1993
_________________________________________________

Service cost        $  422      $  470      $  575
Interest cost on
  accumulated
  postretirement benefit
  obligation         1,583       1,511       1,927
Net amortization      (702)       (523)          -

Net periodic postretire-
  ment benefit cost $1,303      $1,458      $2,502
_________________________________________________

The following table sets forth the plans' funded status reconciled with the amounts shown in the company's balance sheets at December 31 (in thousands):

________________________________________________
                                    1995         1994
________________________________________________
Accumulated Postretirement
  Benefit Obligation:
      Retirees                    $10,474     $10,311
      Eligible active plan
        participants                4,826       4,560
      Other active plan
        participants                7,596       6,300
                                   22,896      21,171
Unrecognized net gain               5,742       7,245
                                   28,638      28,416

Less current amount in other
  accrued liabilities              (1,192)     (1,074)
Accrued Postretirement Health
  Benefit Cost                    $27,446     $27,342
________________________________________________

In 1995, the cost of benefits was assumed to increase by 10.25% initially and then decrease gradually to 5% by 2002 and remain at that level thereafter. In prior years, the cost of benefits was assumed to increase 11% annually through 1996 and then decrease gradually to 5% by 2002, and remain at that level thereafter. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $2.8 million and the net periodic postretirement benefit cost by $0.3 million for the year. The discount rate in determining the accumulated postretirement benefit obligation was 7.25% in 1995 (8.5% in 1994 and 7.5% in 1993).


Note H-Income Taxes
A reconciliation between the statutory federal income tax rate and the company's effective income tax rate is as follows:

_________________________________________________
                             1995   1994   1993
_________________________________________________

Statutory rate               35.0%  35.0%  35.0%
State income tax, net of
  federal income tax
  benefits                    3.7    4.2    3.7
Percentage depletion         (5.6)  (4.7)  (6.5)
Tax exempt interest           (.2)     -      -
Other                         (.6)    .3    (.3)
Effective rate               32.3%  34.8%  31.9%
_________________________________________________

Components of the provision for income taxes were as follows (in thousands):
_________________________________________________
                          1995     1994     1993
_________________________________________________


Deferred income tax
  expense (benefit)    $  (944)  $ 1,660  $(1,334)
Current income tax
  expense               21,579    14,297    9,860

                       $20,635   $15,957  $ 8,526
________________________________________________________

The income tax provisions include state income tax provisions of $3,720,000, $2,988,000 and $1,521,000 for 1995, 1994 and 1993, respectively.

Components of the net deferred tax assets shown in the company's balance sheets at December 31 were as follows (in thousands):
________________________________________________
                              1995         1994
________________________________________________
Net book value of fixed assets
  in excess of tax basis    $(10,727)   $(10,535)
Financial reporting accrual
  for postretirement health
  benefits                    11,713      11,622
Other financial reporting
  accruals                     3,805       2,686
Other taxable temporary
  differences                   (611)       (502)
Other deductible temporary
  differences                  1,035         972
                            $  5,215    $  4,243
________________________________________________

Net deferred income tax assets associated with certain current items included in other current assets were$2,609,000, and $2,366,000 at December 31, 1995 and 1994, respectively.

Net deferred income tax assets associated with certain non-current items are included in intangible and other assets.

Note I-Pensions and Employee Benefit Plans
The company has defined benefit pension plans which cover substantially all of its employees. The plans generally provide benefit payments using a formula based on length of service and final average compensation, except for most hourly employees for whom the benefits are a fixed amount per year of service. The company's policy is to fund at least the minimum required by applicable regulations.

Net periodic pension cost was as follows (in thousands):
________________________________________________________
                                1995      1994      1993
________________________________________________________


Service cost-benefits
  earned during the year    $    929  $  1,013  $    873
Interest cost on projected
  benefit obligation           2,059     1,859     1,734
Actual return on plan
  assets                      (4,983)      966    (2,805)
Net amortization and
  deferral                     3,225    (2,750)    1,046
Net periodic pension cost   $  1,230  $  1,088  $    848
________________________________________________________

The following table sets forth, by funded status, the amounts recognized in the company's balance sheets at December 31 for its pension plans (in thousands):

_______________________________________
                            1995              1994
_______________________________________

                       Over-    Under-    Over-   Under-
                      funded*  funded*   funded*   funded*
_______________________________________
Actuarial present value
  of benefit obligations:
  Vested              $ 9,139  $17,338  $6,045  $15,408
  Nonvested               269      148      79      241
Accumulated benefit
  obligation            9,408   17,486   6,124   15,649
Effect of future pay
  increases             3,000        -   2,182        -
Projected benefit
  obligation           12,408   17,486   8,306   15,649
Plan assets at fair
  value                11,975   16,827   8,540   15,413
Projected benefit
  obligation less than
  (in excess of) plan
  assets                 (433)    (659)    234    (236)
Unrecognized net (gain)
  loss on assets          235    1,193     107    (169)
Unrecognized net (asset)
  obligation              894      323     (71)    963
Unrecognized prior service
  cost                    (81)     746     194   1,372
Additional minimum
  liability                     (2,262)      -  (2,166)
Net recorded pension
  asset (liability)   $   615  $  (659) $  464  $ (236)
____________________________________
*Overfunded plans are those in which plan assets at fair value exceed the accumulated benefit obligation. Underfunded plans are those in which the accumulated benefit obligation exceeds plan assets at fair value.

Prepaid pension cost included in intangible and other assets was$615,000 and $464,000 at December 31, 1995 and 1994, respectively.

The pension intangible asset included in intangible and other assets was$2,262,000 and $2,166,000 at December 31, 1995 and 1994, respectively.

A non-cash increase of $96,000 and $2,055,000 to the pension intangible asset and accrued pension liability was required to record the additional minimum liability in 1995 and 1994, respectively.

Assumptions used as of December 31 were:
_________________________________________________
                         1995  1994  1993
_________________________________________________

Discount rate           7.25% 8.50% 7.50%
Rate of increase in
 compensation levels    5.00% 5.00% 4.25%
Expected long-term rate
 of return on assets    8.50% 8.50% 8.50%
_________________________________________________

At December 31, 1995 and 1994, all plan assets were primarily invested in listed stocks and bonds.

Certain company employees are covered under multi-employer union pension plans. Amounts contributed under these plans were approximately $105,000, $113,000, and $88,000 for 1995, 1994 and 1993, respectively.

Note J-Stock Option and Award Plans
A summary of stock option transactions follows:
_________________________________________________
                                          Number of Shares
_________________________________________________
                               1995        1994         1993
_________________________________________________

Outstanding at January 1      564,065     542,477     870,053
Options granted               247,000     246,000     174,750
Options cancelled             (31,626)    (36,876)     (6,750)
Options exercised            (149,417)   (187,536)   (495,576)
Outstanding at December 31    630,022     564,065     542,477
________________________________________________________

At December 31, 1995, options for 222,132 shares were exercisable; 287,494 shares were available for grant. Per share option prices ranged from $8.71 to $28.31.

Since 1991, the Organization and Compensation Committee has awarded Performance Restricted Shares (the "Shares") to executive officers, which restrictions do not lapse unless certain performance goals are achieved on certain test dates. The Committee has amended the performance goals and the test dates from time-to-time. For the 1995 awards, a 20% portion is tested annually, and retested, as applicable, until both of the following are achieved: (a) the Share growth percentage must meet or exceed 110% of a cement industry peer group stock growth percentage and (b) the Shares (reflecting distributions, but not dividends) may not decline in value, with forfeiture of the Shares five years from the award date if the performance goals are not fully achieved.



MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of Medusa Corporation and subsidiaries have been prepared by management in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the company's financial position and results of operations. These statements by necessity include amounts that are based on management's best estimates and judgments and give due consideration to materiality.

The accounting systems and internal accounting controls of the company are designed to provide reasonable assurance that the financial records are reliable for preparing consolidated financial statements and maintaining accountability for assets and that, in all material respects, assets are safeguarded against loss from unauthorized use or disposition. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis. Management continually monitors the system of internal control for compliance. In addition, the company's internal auditor systematically reviews the adequacy and effectiveness of the controls and reports thereon.

The consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears on this page.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, with the company's internal auditor, and with the independent auditors to review matters relating to the quality of financial reporting and internal accounting control and the nature, extent and results of their audits. The company's internal auditor and independent auditors have free access to the Audit Committee.


Robert S. Evans
Chairman & Chief Executive Officer

R. Breck Denny
Vice President - Finance & Treasurer

Edward A. Doles
Corporate Controller

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Medusa Corporation:
We have audited the accompanying consolidated balance sheets of Medusa Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

Deloitte & Touche


Cleveland Ohio
January 22, 1996



Management's Discussion and Analysis


Results of Operations
Year 1995 Compared With 1994
Net sales for the year ended December 31, 1995, increased to $293.3 million from $276.3 million in 1994. Cement net sales rose 7% over last year. While cement unit volume for the period decreased by 3.5%, price increases implemented April 1, 1995, August 1, 1994, and April 1, 1994, resulted in 12% higher cement prices over 1994. U.S. demand in 1995 approximated the record levels of 1994. Wampum, Charlevoix and Demopolis volume fell 5.5%, 4.6% and 4.9%, respectively, while Clinchfield rose 2.8%. These declines are chiefly attributed to competition from higher levels of cement imports, heavy mid-season rains and early winter conditions in the fourth quarter, low year end 1994 inventory levels restricting sales particularly early in the year, and the company's maintenance of prices in lieu of volume.

Aggregate's sales from comparable operations for the year rose 1% over 1994 on 1% higher selling prices and flat unit volume. Sales from a closed operation were $.4 million in 1995 and $1.6 million in 1994. In addition, the period reflected 9% higher sales for the company's highway and safety construction operation.

In August 1995, the company closed its Edinburg, Pennsylvania sand and gravel facility which was experiencing continued operating losses. The facility contributed less than one-half of one percent to 1994 consolidated sales. A charge of $1.3 million, or $.05 per fully diluted share, was incurred to reflect the cost of the closing. The net book value of the facility, less proceeds anticipated from asset sales, is recorded as additional depreciation expense of $.9 million. Other closing costs are recorded as additional cost of sales of $.4 million.

Cost of sales as a percent of sales fell to 63.1% in 1995 compared with 68.4% in 1994. The reduction was due primarily to increased cement prices and improved cement capacity utilization of 95% in 1995 from 91% in 1994. The fourth quarter 1995 settlement of insurance claims reduced cost of sales by $1.5 million. Fourth quarter 1995 cost of sales were also reduced by favorable physical inventory adjustments of $1.5 million, principally from higher than estimated production realized at Charlevoix, and favorable adjustments for lower than estimated maintenance and stripping costs at the aggregates quarries. Increased kiln fuel cost and inflationary pressure on labor and fringes partially offset the favorable impacts on cost of sales.

Depreciation and amortization expense increased $1.6 million from $13.8 million in 1994. The increase was due to the Edinburg closure as well as higher levels of capital expenditures in 1995 and 1994.

Selling, general and administrative expense as a percent of sales increased to 8.0% in 1995 from 7.7% in 1994. Higher salaries, wages, related personnel costs, outside service costs and other inflationary pressures caused this overall increase.

Operating profit for 1995 of $69.4 million compares with $52.1 million in 1994. The improvement in operating results can be attributed to the reasons discussed above.

Interest income increased by $963,000 for 1995 compared with 1994, due to higher levels of cash and short-term investments. Interest expense was approximately the same for both periods.

The company's effective tax rate of 32.3% for 1995 was lower than the federal statutory rate of 35% and the 34.8% in 1994 principally due to a higher percentage depletion deduction and lower effective state tax rates.

Per share amounts are all presented on a fully diluted basis. Net income for 1995 of $43.2 million, or $2.55 per common share, compares with a net income of $29.9 million, or $1.76 per common share, in 1994.

Year 1994 Compared With 1993
Net sales increased 11.4% to $276.3 million in 1994 from $248.0 million in 1993. Cement sales rose 12.8% as price increases implemented during 1993 coupled with those of April 1 and August 1, 1994, resulted in 13% higher cement prices over 1993 on flat volume. Charlevoix and Clinchfield volume fell 3.0% and 5.9%, respectively, while Wampum and Demopolis rose 8.4% and 1.9%, respectively. Strong construction demand during the year forced up prices as cement supply was tight in most markets. However, low beginning inventory levels precipitated by a strong 1993 volume year and the 1994 production problems experienced coming out of a difficult winter shutdown period, especially at Charlevoix, curtailed early production and precluded the company from achieving volume increases. Sales volume of construction aggregates increased 13.0% but average selling price was down 3.5% from 1993. Net sales from Thomasville rose 3.0% on a 3.8% increase in volume and a 2.0% increase in prices. Sales for the company's highway and safety construction operation rose 2.5%.

Cost of sales as a percent of sales fell to 68.4% in 1994 compared with 72.2% in 1993 due to increases in cement prices. Cement capacity utilization was 91.2% in 1994 compared with 89.9% in 1993. Cement production costs were 7% higher than 1993 because of the aforementioned winter shutdown related costs and the company's efforts to maximize production.

Depreciation and amortization was $13.8 million in 1994 compared with $14.0 million in 1993. Lower amortization costs related to restricted stock and intangible assets were offset by increased depreciation related to the Demopolis acquisition.

Selling, general and administrative expenses declined as a percent of sales to 7.7% in 1994 from 8.8% in 1993, and 2.3% compared with the prior year. Reductions in stock appreciation rights and related expenses were offset by increases in incentive compensation, selling expenses and inflationary increases in salary, wages and related benefits.

Operating profit rose 57.2% to $52.1 million in 1994 from $33.1 million in 1993. The improvement was due primarily to higher cement selling prices and greater aggregates group sales.

Interest expense of $7.5 million in 1994 increased from $6.2 million in 1993. The increase is due to a full year's expense under the 6% Convertible Debentures versus 1993 under term loan borrowings averaging 4.5%.

The company's effective tax rate of 34.8% for 1994 was lower than the federal statutory rate of 35% principally because of our percentage depletion deduction, but was higher than the 31.9% effective rate in 1993. Lower percentage depletion deductions and higher effective state tax rates for 1994 account for the increase in the effective rate compared to 1993.

Per share amounts are all presented on a fully diluted basis. Net income increased 64.2% to $29.9 million, or $1.76 per common share, from $18.2 million, or $1.12 per common share before cumulative effect of a change in accounting.

Liquidity and Capital Resources
At December 31, 1995, the company had $33.2 million of cash and short-term investments. The company has available an unsecured $45.0 million five-year revolving credit facility for short-term seasonal working capital needs that expires December 31, 2000, and unsecured bank lines of credit totalling $20.0 million. At December 31, 1995, no amounts were outstanding under any of these facilities.

Working capital at December 31, 1995, was $23.3 million more than at December 31, 1994, due principally to the payment of $35.0 million of 10% unsecured Senior Notes on December 15, 1995. The increase is also due to higher inventories offset by lower cash and short-term investments. The ratio of current assets to current liabilities was 2.8:1 at December 31, 1995, and 1.5:1 at December 31, 1994.

In returning the company's level of inventories to their more normalized levels and with lower accounts receivable at year's end, the company's operating working capital increased by $5.2 million.

Capital expenditures for 1995 were $25.3 million compared with $14.7 million for 1994. The higher expenditures relate primarily to capital improvements to maintain our facilities current capacities, enhance productivity and reduce operating costs.

Continued strong construction in the U.S. maintained cement consumption at approximately the record levels of 1994. Cement imports, which rose significantly in 1995, are expected to fall off in 1996. The company expects its cement plants will continue to run full out in 1996 to meet the strong demand. The company continues to be optimistic about future cement demand and pricing and has announced price increases in its markets averaging 6% effective April 1, 1996.


QUARTERLY RESULTS (UNAUDITED)
Summarized quarterly financial results for 1995 and 1994 appear in the table below (in thousands, except per share amounts):


			Net
	Net	Gross	Income	      Earnings Per Share
	Sales	Profit	(Loss)	   Primary     	Fully Dilluted
______________________________________________________________________
1995
1st	$ 45,620	$  6,811	$   (303)	$   (.02)	$     (a)
2nd	80,165	26,768	12,696	.79	.74
3rd	94,827	32,074	16,373	1.01	.95
4th	  72,715	  27,922	  14,446	     .89	     .84
	$293,327	$ 93,575	$ 43,212	$   2.68	$   2.55
______________________________________________________________________



			Net
	Net	Gross	Income	      Earnings Per Share
	Sales	Profit	(Loss)	   Primary     	Fully Dilluted
______________________________________________________________________
1994
1st	$ 37,380	$  3,630	$ (1,789)	$   (.11)	$   (.11)
2nd	76,534	22,153	10,309	.63	.63
3rd	88,327	26,354	12,798	.77	.73
4th	  74,052	  22,201	   8,562	     .53	     .51
	$276,293	$ 74,338	$ 29,880	$   1.81	$   1.76
______________________________________________________________________
(a) Anti-dilutive


MARKET AND DIVIDEND INFORMATION-COMMON SHARES


New York Stock Exchange Composite Price Per Share	Dividends Per Share
__________________________________________________	____________________________
	1995	1994	1995	1994
______________________________________________________________________________

	High	 Low	High	 Low

1st	26	213/8	361/2	271/8	$  .125	$  .125

2nd	257/8		221/4	281/2	201/2	.125	.125

3rd	285/8		245/8	291/8	231/2	.125	.125

4th	281/4		231/8	265/8	183/8	   .125	   .125

					$  .500	$  .500
______________________________________________________________________________
At December 31, 1995 there were approximately 4,744 holders of record of Medusa common shares.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-Officers-


By /s/ Edward A. Doles
       Edward A. Doles
       Corporate Controller and
       Chief Accounting Officer