Form 10-Q
period 1996-09-30
MEDUSA CORP
filed 1996-11-14
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1996

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1996:

           Common Shares, Without Par Value - 16,110,189 shares











	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

	Consolidated Balance Sheets - September 30, 1996, September 30, 1995 and December 31, 1995

	Consolidated Statements of Cash Flows - Nine months ended
September 30, 1996 and 1995

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
	(In Thousands, except per share data)

                       Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                             1996        1995        1996           1995
                                         (Unaudited)
Net Sales               $ 109,295   $  94,827   $  240,363    $  220,612
Costs and Expenses:
   Cost of sales           65,657      57,819      151,284       143,356
   Selling, general and
      administrative        6,477       5,612       18,977        17,119
   Depreciation and
      amortization          4,379       5,021       12,332        11,881
                           76,513      68,452      182,593       172,356

Operating Profit           32,782      26,375       57,770        48,256

Other Income (Expense):
   Interest income            254         549          721         1,376
   Interest expense        (1,022)     (1,907)      (3,015)       (5,682)
   Miscellaneous - net        104         (20)         132           (32)
                             (664)     (1,378)      (2,162)       (4,338)

Income Before Taxes        32,118      24,997       55,608        43,918
Provision For Income
   Taxes                   10,024       8,624       17,353        15,152


Net Income             $   22,094  $   16,373   $   38,255   $    28,766


Average Common Shares
   Outstanding             15,946      16,014       16,034        16,005


Net Income Per Common
  Share:
   Primary             $     1.38  $     1.01    $    2.37   $      1.78
   Fully Diluted       $     1.27  $      .95    $    2.23   $      1.70


Cash Dividends Declared
   Per Common Share    $     .150  $     .125    $    .450   $      .375


	See notes to consolidated financial statements


	-2-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                             September 30,      December 31,
                                             1996       1995        1995
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $  28,282  $  50,531    $  33,166

  Accounts receivable, less allowances of
   $1,868, $1,260 and $609, respectively     48,952     40,199       21,410

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $7,366, $6,923 and
    $7,238, respectively

            Finished goods                    8,700      9,264       12,980
            Work in process                   3,826      2,071        2,993
            Raw materials and supplies       14,849     14,671       13,293
                                             27,375     26,006       29,266

  Other current assets                        6,239      7,636        4,395

           Total Current Assets             110,848    124,372       88,237

 Property, Plant and Equipment:
   Cost                                     374,264    350,820      358,819
   Less accumulated depreciation            250,222    238,137      239,955
                                            124,042    112,683      118,864

 Intangible and Other Assets                 10,530     10,782       12,477


                   Total Assets           $ 245,420  $ 247,837    $ 219,578




	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                             September 30,      December 31,
                                             1996       1995        1995
                                               (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $       41  $   35,000    $       41
    Accounts payable                         13,568      12,279        14,952
    Accrued compensation and
      payroll taxes                           7,049       5,214         5,608
    Other accrued liabilities                10,983      13,642         8,589
    Income taxes payable                      4,430       6,748         2,500
      Total Current Liabilities              36,071      72,883        31,690

  Long-Term Debt                             61,624      61,300        61,624

  Accrued Postretirement Health
    Benefit Cost                             28,062      27,721        27,446

  Accrued Pension, Reserves and
    Other Liabilities                         3,488       3,286         3,270

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          28,539      23,289        23,433
    Retained earnings                       128,434      85,110        97,515
    Unvested restricted common shares           (70)        (70)          (40)
    Unearned restricted common shares        (7,609)     (6,047)       (5,672)
    Currency translation adjustment            (869)       (837)         (890)
      Total Paid in Capital and
        Retained Earnings                   148,426     101,446       114,347
      Less Cost of Treasury Shares          (32,251)    (18,799)      (18,799)
      Total Shareholders' Equity            116,175      82,647        95,548

Total Liabilities and Shareholders'
       Equity                            $  245,420  $  247,837    $  219,578


	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                        1996        1995
Cash Provided From (Used By) Operating Activities:
  Net income                                        $   38,255  $   28,766

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     12,332      11,881
      Provision for deferred income taxes                  349         333
      Postretirement health benefit cost                   616         379
      Increase in operating working capital            (21,630)    (15,033)
      Gain on sale of capital assets                      (144)        (46)
  Net Cash Provided by Operating Activities             29,778      26,280

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                 (16,381)    (17,798)
  Proceeds from sale of capital assets                     144          46

  Net Cash Used By Investing Activities                (16,237)    (17,752)

Cash Provided From (Used By) Financing Activities:
  Purchase of treasury shares                          (12,409)     (1,878)
  Dividends paid                                        (7,337)     (6,111)
  Stock options exercised                                1,321       1,505
  Net Cash Used By Financing Activities                (18,425)     (6,484)

Increase (Decrease) In Cash And Short-Term
  Investments                                           (4,884)      2,044

Cash And Short-Term Investments At Beginning
  Of Period                                             33,166      48,487

Cash And Short-Term Investments At End Of Period    $   28,282  $   50,531



	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

2.	Use of the percentage depletion method in 1996, a lower
effective state tax rate, and other permanent tax adjustments reduced the company's effective tax rate for the third quarter of 1996 and 1995 to 31.2% and 34.5%, respectively, and for the first nine months of 1996 and 1995 to 31.2% and 34.5%, respectively, from the federal statutory rate of 35%.

3.	At both September 30, 1996 and December 31, 1995, 50,000,000 common shares, without par value were authorized. At September
30, 1996, 16,110,189 shares were outstanding (16,329,901 at
December 31, 1995).

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

	Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995


	Net income for the third quarter of 1996 of $22.1 million, or $1.27 per common share, compares to a net income of $16.4 million, or $.95 per common share, in 1995. The third quarter
1995 results include a $1.3 million pretax charge, or $.05 per share, related to closure of the Edinburg, Pennsylvania sand and gravel facility.

	Operations

	Net sales for the third quarter of 1996 increased to $109.3 million from $94.8 million in 1995. Cement net sales rose 16% over last year's third quarter on a 12% increase in volume and a 4% increase in prices, which is directly related to sales price increases implemented April 1, 1996. The higher volume was aided by favorable weather during the third quarter of 1996 which improved operations for the company's cement, aggregate and highway safety construction operations as well as the related construction industries which they serve.

	Aggregate Group sales for the third quarter of 1996 were 7% higher than 1995 due to an improved sales mix offset by slightly lower unit volume. In addition, the quarter reflected a 21% increase in sales for the company's highway and safety construction operation.

	Cost of sales as a percent of sales was 60.1% in the third quarter of 1996 compared to 61.0% in the same period of 1995 due primarily to higher cement prices and an increase in cement capacity utilization from 104% in 1995 to 108% in 1996. The improved capacity utilization offset a 2% increase in cement manufacturing costs. Cost of sales for 1995 includes $400,000 charge, or 0.4% of sales, related to the Edinburg facility closure.

	Third quarter depreciation and amortization expense for 1996 of $4.4 million compares to $5.0 million in 1995. The third quarter of 1995 includes a $900,000 charge related to the Edinburg facility closure.
-7-


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Three Months Ended September 30, 1996 Compared With Three
Months Ended September 30, 1995

	Selling, general and administrative expense for the quarter increased by $900,000 over 1995 levels. Higher personnel related costs, incentive compensation, transition costs related to the implementation of a new management information system and other inflationary pressures caused this overall increase.

	Operating profit for the third quarter of 1996 of $32.8 million compares to $26.4 million in 1995. The improvement in operating results are attributable to the above mentioned reasons.

Nine Months Ended September 30, 1996 Compared With Nine Months
Ended September 30, 1995

	Net income for the first nine months of 1996 of $38.3 million, or $2.23 per common share, compares to a net income of $28.8 million, or $1.70 per common share, in 1995.

	The results for 1996 include a second quarter charge of $1.2 million pretax, or $.04 per common share, for the company's voluntary early retirement incentive program ("VERIP") negotiated at the Wampum cement plant and quarry. The program allows the company to effect a workforce reduction of 19 hourly employees. Additional benefits include, improved flexibility in quarry operations and future cost savings opportunities through integration of the Wampum quarry operation with the company's West Pittsburg aggregate quarry.

	The results for 1995 include a third quarter charge of $1.3 million pretax, or $.05 per share, related to closure of the Edinburg, Pennsylvania sand and gravel facility.

Operations

Net sales for the first nine months of 1996 increased to $240.4 million from $220.6 million in 1995. Cement net sales rose 10% over last year on a 5% increase in volume and a 5% increase in prices directly related to increases implemented April 1, 1996.

Aggregate Group sales for the first nine months of 1996 were 2% higher than 1995 due to an improved sales mix partially offset by 4% decrease in unit volume. Sales for the company's highway and safety construction operation improved by 9%.
-8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Cost of sales as a percent of sales was 62.9% in the first nine months of 1996 compared to 65.0% in same period of 1995 due primarily to increased cement prices. The effect of higher prices was partially offset by the $1.2 million "VERIP" charge and higher cement plant repair and maintenance costs related to unplanned outages. The unplanned outages occurred during June at the Charlevoix and Clinchfield plants resulting in lower cement capacity utilization of 90% in 1996 compared to 92% in 1995.

	Depreciation and amortization expense increased $400,000 to $12.3 million from $11.9 million in 1995. The increase was due to the impact from 1995's level of capital expenditures on 1996's depreciation expense and higher restricted share amortization partially offset by the $900,000 included in 1995 related to the Edinburg facility closure.

	Selling, general and administrative expense for the first nine months increased by $1.9 million over 1995 levels. Higher personnel related costs, incentive compensation, transition costs related to the implementation of a new management information system and other inflationary pressures caused this overall increase.

	Operating profit for the first nine months of 1996 of $57.8 million compares to $48.3 million in 1995. The improvement in operating results are attributable to the above mentioned reasons.

	Other Income (Expense); Provision for Income Taxes

	Interest income decreased by $295,000 for the quarter and $655,000 for the first nine months 1996 compared to 1995, due to lower levels of cash and short-term investments. Interest expense decreased by $885,000 for the quarter and $2.7 million for the first nine months 1996 compared to 1995, as a result of the company's repayment of the $35.0 million 10% unsecured notes on December 15, 1995.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Nine Months Ended September 30, 1996 Compared With Nine Months
Ended September 30, 1995

	The company's effective tax rate of 31.2% for the third quarter and first nine months of 1996 was lower than the federal statutory rate of 35% principally due to a percentage depletion deduction partially offset by state income taxes. The effective tax rate for the third quarter and first nine months of 1995 was 34.5%. The decrease in 1996 is due to higher percentage depletion deductions and a lower effective state tax rate.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.

	Liquidity and Capital Resources

	At September 30, 1996, the company had $28.3 million of cash and short-term investments. The company has available an unsecured $45.0 million revolving credit facility for short-term seasonal working capital needs that expires December 31, 2000, and unsecured bank lines of credit totaling $20.0 million. At September 30, 1996, no amounts were outstanding under any of these facilities.

	Working capital at September 30, 1996, was $23.3 million greater than at September 30, 1995, due principally to $35.0 million of 10% unsecured Senior Notes which were due and paid on December 15, 1995 being classified as current at the September 30, 1995 date. The increase also reflects higher levels of receivables as a result of increased sales. Income taxes payable are $2.3 million lower than prior year as higher levels of income, earlier in the year, caused an increase in the portion of our tax liability to be paid. The ratio of current assets to current liabilities was 3.1:1 at September
30, 1996, 1.7:1 at September 30, 1995, and 2.8:1 at December
31, 1995.

	The company's use of working capital, as presented on the Consolidated Statement of Cash Flows, for the first nine months of 1996 was $21.6 million as compared to $15.0 million in 1995. This is primarily due to an increase in cash used to support the company's higher sales activity in 1996 than 1995. Higher uses of cash in 1996 than 1995 for accounts receivable and income tax payments offset increased cash generation from inventories.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Capital expenditures for the first nine months of 1996 were $16.4 million compared to $17.8 million for the first nine months of 1995. This level of capital expenditures relates to the company's commitment to make capital improvements designed to maintain and enhance productivity, reduce operating costs and expand cement capacity.

	Through the first nine months of 1996 the company has acquired 417,615 shares of treasury stock for $12.4 million. Almost all of these shares were open market purchases. The company purchases its stock when market conditions indicate that purchases enhance shareholder value when compared with alternate uses of its resources.

	Outlook

	The company expects that its cement plants will continue to operate at practical capacity for the remainder of 1996. The company anticipates that demand trends evident in the first nine months will continue, causing its cement shipments for the year to exceed 1995's levels by roughly 5%. Year end cement inventories are expected to be lower than last year, reflecting this strong demand. Should current trends continue, the company expects the supply/demand fundamentals for cement will remain favorable in 1997. Reflecting these favorable trends, the company announced a cement price increase during the quarter of $4 per ton in all its markets, effective April 1, 1997.


	Environmental Matters

	The company, in common with other producers engaged in similar operations, is subject to a wide range of federal, state and local environmetal laws and regulations pertaining to air and water quality, as well as the handling, treatment, storage, and disposal of wastes. Compliance with these increasingly stringent standards results in higher expenditures for both capital improvements and operating costs. The company's policies stress environmental responsibility and compliance with these regulations. Based on current information, the company has recorded current and long-term accruals to reflect its environmental obligations. Also, based on current information, management does not expect compliance with these regulations to have a material adverse effect on its financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Subsequent Event

	On October 31, 1996, the company announced a call for the redemption of its entire $57.5 million issue of 6% Convertible Subordinated Notes due 2003. The Notes will be redeemed effective December 2, 1996, at a price of 103.750% of the principal amount, plus interest accrued to the redemption date. Interest on the Notes will cease to accrue on December 2, 1996. Note holders have the right to receive Medusa Corporation Common Shares at a conversion price of $33.125 per share.

	As a result of the redemption, the company will incur a pre-tax extraordinary charge of up to $3.6 million in the fourth quarter, ($2.5 million after tax) or $.14 per fully-diluted share. Approximately $1.4 million of the pre-tax charge is unamortized Note issuance cost.

	The company anticipates that all of the cash needed for Note redemption will be generated from 1996 operations. (Although the company had $28.3 million in cash and short-term investments at September 31, 1996, the company anticipates that cash generated during the fourth quarter could increase such amount to approximately $60.0 million.)


Part II - Other Information

Item 1 - Legal Proceedings

	Opacity Notification On January 2, 1996, the Company received a notification from the Pennsylvania Department of Environmental
Protection ("PaDEP"), advising the Company that it should expect substantial civil penalties for opacity violations at the Wampum
Plant during calendar 1995. On September 27, 1996, the Company entered into a "Consent Assessment of Civil Penalty" agreement with PaDEP, which included a provision for the payment of a $94,000 settlement for opacity violations at the Wampum Plant during calendar 1995. Because the Company had made a substantial improvement in its opacity performance, PaDEP concluded that no capital improvements were required at the Wampum Plant.


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the third quarter of 1996.

Exhibit 4 - Instruments defining the rights of security holders, including indentures.


MEDUSA CORPORATION

6% CONVERTIBLE SUBORDINATED NOTES DUE 2003

CUSIP NO. 54931TAA5

---------------------
NOTICE OF REDEMPTION
---------------------

	NOTICE IS HEREBY GIVEN that, pursuant to the terms of the Indenture, dated as of November 15, 1993, between Medusa Corporation (the "Company") and Mellon Bank, F.S.B., as successor Trustee, the Company will redeem on December 2, 1996 (the "Redemption Date") all of its outstanding 6% Convertible Subordinated Notes dues 2003 (the "Notes") at a redemption price equal to 103.750% of their principal amount, plus accrued interest from November 15, 1996, to the Redemption Date in the amount of $2.83 per $1,000 principal amount of Notes, for a total redemption payment of $1,040.33 per such amount of Notes. When presenting Notes for payment, Note holders should provide their tax identification number (via Form W-9) to avoid the withholding of 31% of the principal to be redeemed, as required by the Interest and Dividend Tax Compliance Act of 1983, as amended.

	Unless the Company defaults in making the redemption payment, interest on the Notes will cease to accrue on and after the Redemption Date and the only remaining right of the holders thereof will be to receive the redemption payment upon surrender of the Notes to the Paying Agent, as follows:

Mail or Hand Delivery:
Mellon Bank, F.S.B.
Attention: Corporate Trust Operations
Room 0335
Two Mellon Bank Center
Pittsburgh, PA  15259-0001

	The Notes are convertible into Common Shares of the Company at the current conversion price of $33.125 per share. The right to convert Notes into Common Shares will terminate at the close of business on November 27, 1996 (5 calendar days prior to Redemption Date or (if weekend or holiday) the next business day). Until that time, holders of Notes will have the right to convert their Notes by contacting Robert Schmidt, Mellon Bank, F.S.B., at (216) 771-7103.

	To convert a Note, a holder must (i) complete and sign the conversion notice on the back of the Note, (ii) surrender the Note to the Conversion Agent, (iii) furnish appropriate endorsements and transfer documents if required by the Conversion Agent, (iv) pay any transfer or similar tax, if required, and (v) otherwise satisfy the requirements of paragraph 8 of the

Exhibit 4 - Instruments defining the rights of security holders, including indentures (cont'd).

Notes. No fractional shares will be issued upon conversion of Notes. Instead, an equivalent amount, computed based on the average of the closing sale prices of the Common Shares as reported by the New York Stock Exchange for the five trading days prior to the date of conversion, will be paid to be the holder in cash.

	No representation is made as to the correctness or accuracy of the CUSIP number, either as printed on the Notes or as contained in this Notice of Redemption.

	Questions and requests for assistance in connection with conversion or redemption of the Notes may be directed to Robert Schmidt, Mellon Bank, F.S.B., at (216) 771-7103. If forwarding Notes by mail, registered or certified mail is suggested.

								Mellon Bank, F.S.B., as Trustee
November 1, 1996


Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share
	(In thousands, except per share)
					  Three Months Ended    Nine Months Ended
					     September 30          September 30
				        1996        1995       1996       1995
Primary
Earnings-Net income			 $22,094     $16,373    $38,255    $28,766

Shares
Weighted average number
  of common shares
  outstanding				  15,946      16,014     16,034     16,005
Additional shares
  assuming conversion of:
    stock options			     115         151        123        127
Average common shares
  outstanding and
  equivalents				  16,061      16,165     16,157     16,132
Primary income per
  common share			 $  1.38     $  1.01    $  2.37    $  1.78

Fully Diluted
Earnings
  Net income				 $22,094     $16,373    $38,255    $28,766
  Interest on convertible
    subordinated notes,
    net of taxes			     593         565      1,780      1,695
  Net income available
    for common
    shareholders			 $22,687     $16,938    $40,035    $30,461

					  Three Months Ended    Nine Months Ended
					     September 30          September 30
				        1996        1995       1996       1995

Shares
Weighted average number
  of common shares
  outstanding				  15,946      16,014     16,034     16,005
Additional shares
  assuming conversion of:
    stock options			     133         172        146        145
    convertible notes		   1,736       1,736      1,736      1,736
Average common shares
  outstanding and
  equivalents				  17,815      17,922     17,916     17,886
Fully diluted income
  per common share			 $  1.27     $   .95    $  2.23    $  1.70



	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date  November 14, 1996				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date  November 14, 1996				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer