Form 10-K
period 1996-12-31
MEDUSA CORP
filed 1997-03-27
CIK 64674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 1996

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant as of February 28, 1997, was $676,519,489.

The number of shares outstanding of the issuer's classes of common stock, as of February 28, 1997:

Common Shares without par value -- 16,966,006


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting April 21, 1997, are incorporated by reference into Part III.


Part I

Item 1.	Business

Cement Industry Overview

Portland cement is the essential binding material used in making concrete, which is widely used in residential and non-residential construction and in public works and infrastructure projects. Cement is sold primarily in bulk form to producers of ready-mix concrete and manufacturers of concrete products.

Cement is made in a multi-stage process that begins with the crushing, grinding and mixing of calcium carbonate (usually in the form of quarried limestone), sand, alumina, iron oxide and other materials. This raw materials mixture is then reacted in rotary kilns at extremely high temperatures. The resulting marble-size pellet material (called "clinker") is cooled and ground with a small amount of gypsum to produce cement having the consistency of fine powder.

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

According to the U. S. Geological Survey Deptartment current report, the average price of a ton of portland cement in 1996, F.O.B. the point of sale, was $57.90. Cement markets tend to be regional because of the low price of cement relative to its weight, making cost of transportation an important factor in the industry. The company estimates that the approximate distance that one ton of cement can be transported for the same relative cost is 500 miles by water vessel, 60 miles by rail and 20 miles by truck. As a result, cement plants whose products can be transported only by truck or rail tend to serve relatively small geographic markets (typically not in excess of a 200 mile radius of the plant), while plants with access to water transportation are able to efficiently serve considerably larger geographic markets. The market served by a cement plant may be extended through the use of distribution terminals to which cement is transferred in bulk and inventoried for sale to customers in surrounding areas.



PART I
Item l.   Business (continued)

Demand

Demand for cement is correlated to cyclical construction activity, which, in turn, is influenced largely by national and regional economic conditions, including (particularly in the case of residential construction) prevailing interest rates. In addition, levels of government spending on infrastructure improvement affect cement consumption. Demand for cement is also seasonal, particularly in northern markets where inclement weather affects construction activity. According to the Portland Cement Association ("PCA"), total annual cement consumption (i.e.: the total demand for both portland and masonry cements) in the United States over the past 20 years has ranged from a low of 65.5 million tons in 1982 to a high of 100.3 million tons in 1996, generally corresponding to the prevailing economic conditions and construction activity. Portland cement consumption in the United States in 1996 was estimated at 96.6 million tons, of which approximately 21% was used in residential construction, 24% in non-residential construction, and the remainder in public construction, such as infrastructure.

The company believes increased government spending on infrastructure improvement should have a favorable impact on future cement demand. Enactment of the Intermodal Surface Transportation Efficiency Act of 1991, which authorized the appropriation of federal funds primarily for construction and improvement of highways, bridges and mass transit systems, reflected Congressional recognition of the need for national infrastructure repair and replacement. Future demand for cement for infrastructure improvement will depend on the level of funding made available for such purpose by federal, state and local governments. Please refer to pages 9 and 10 of the company's Annual Report to Shareholders for a more detailed discussion of this subject.

Supply

According to current statistics published by the PCA, United States clinker production capacity decreased from 91.1 million tons to 83.1 million tons, or by approximately 8%, from 1975 to 1995. Statistics published by the U. S. Geological Survey Deptartment and the PCA indicate that from 1975 to 1995 the number of cement companies operating in the United States has dropped from 57 to 46, and in 1995 the 10 largest of such companies accounted for approximately 59% of total United States production capacity for clinker. The company believes that domestic production will remain inadequate to meet demand going into the next century. With an approximate 11.0 million ton shortfall between supply and demand, imports will continue to be needed to supplement domestic demand. That shortfall, the company believes, is due principally to the unfair dumping of imports into the United States during the 1980's, when the domestic industry was forced to dives



PART I

Item l.   Business (continued)

itself of a significant portion of its capacity. Presently, with the dumping duties imposed against offenders by the International Trade Commission in 1990 and 1991, the United States industry is becoming healthier and is beginning to be able to afford to reinvest in itself. However, because of the extent of capital investment required and the long lead times associated with establishing new or re-opening closed facilities, the company only expects about 5 million tons of incremental domestic cement production capacity will be added over the next three to five years unless cement prices increase significantly on a sustained basis over current levels.

Imports of cement and clinker, which have had the most impact on markets along coastal and southern border areas of the United States, with ripple effects elsewhere, have varied from a high of 19% of total United States consumption in 1987 to a low of 8% in 1992, to an estimated 15% in 1996, according to the latest U. S. Geological Survey Department figures. Factors influencing imports have included the effect of anti-dumping actions brought against several foreign importers, which resulted in the imposition of substantial duties on cement and clinker imports from various countries beginning in 1990, changes in domestic and foreign demand, rising ocean shipping rates, and the decline in the value of the United States dollar relative to other currencies. Increased ownership of import facilities by domestic producers has also contributed to a more orderly flow of imports into the United States.

Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins. The PCA has estimated that total United States cement plant capacity utilization was 93.0% for 1996.

Price Trends

Due to the lack of product differentiation, competition in the cement industry is based largely on price. Service and location of plants and terminals are also competitive factors. Notwithstanding favorable construction activity during the 1980's, cement prices remained relatively low due to the impact of lower-priced imported cement. Until 1993, United States portland cement prices remained flat due to the downturn in general economic conditions and consequent declines in construction activity. However, gradual improvement in the United States economy, coupled with reduced domestic production capacity and lower levels of imported cement, have led to supply and demand relationships more favorable to cement producers, resulting in increased cement prices. In 1995, heavy demand coupled with limited domestic supply enabled the company to increase prices by 12% over 1994 levels. Then in 1996, with continued strong demand in our markets, price



PART I

Item l.   Business (continued)

increases that were effective April 1, 1996, and April 1, 1995, allowed the company's average price of cement to rise 5% over 1995. The company expects these favorable market conditions to continue in 1997 and have announced cement price increases of up to $4.00 per ton, effective April 1, 1997, in most of its markets.


General

The company produces and sells gray portland cement and masonry cement; and, through various wholly-owned subsidiaries, mines, processes and sells coarse aggregates (crushed stone), fine aggregates (aglime), high calcium limestone products, home and garden and industrial limestone products. The company also provides construction services for highway safety. The company's operations are conducted principally in the eastern half of the United States. During the past five years, cement, aggregates and limestone, and highway safety operations accounted for approximately 69% to 80%, 14% to 20%, and generally less than 10%, respectively, of the company's consolidated net sales. From 1992 through 1996, Medusa's quarterly sales as a percentage of annual sales have ranged from 12% to 16% during the first quarter and from 32% to 34% during the third quarter.

Continued economic expansion fueled by moderate growth and low inflation favorably impacted the construction sector in 1996. The housing sector rebounded from a lower 1995 pace as increased consumer confidence (attributable to increases in income and employment) and the availability of affordable mortgage loans spurred construction. The nonresidential building (retail, industrial and office building) and public construction sectors remained at high levels in 1996. Increases in all three sectors resulted in the third consecutive year of record-setting cement consumption in the United States. The company expects the construction cycle to flatten or continue a slightly upward trend in 1997 as the $38 billion Federal transportation bill contains the highest funding level ever for highways at $20.3 billion in fiscal 1997. Office building and institutional construction could increase given the low vacancy rates and favorable demographic patterns currently being experienced. Housing however could experience a modest decline, reflecting a slight slowdown in the economy and some abatement of pent-up demand. The company believes cement consumption should remain close to record levels. Cement industry fundamentals suggest high levels of demand, inadequate domestic production, flat imports and an environment which has not reached its full pricing and profit potential. The housing sector provides about one quarter of the company's cement sales volume.



Part I

Item l.   Business (continued)

In an effort to satisfy the strong product demand, our four cement plants achieved a 94.4% capacity utilization in 1996. The company's focused business strategy, the principal elements of which are: a concentration on its core business, a constant drive to lower operating costs, centralization of pricing decisions and the maintenance of a lean management organization, enable the company to position itself to capitalize upon favorable market conditions. In furtherance of that strategy, the company realized the benefits from the completion in 1996 of over half of the several projects designed to incrementally increase cement capacity as both its Clinchfield and Demopolis plants had record production years. In 1996 ,the company replaced its College Park (Atlanta) terminal with a terminal located in Forest Park, Georgia (southern Atlanta market). Completion of this terminal with its lower cost loading and unloading capabilities and more convenient market location further advances the company's low cost and customer focus strategies.

Cement Operations

The company ranks eighth in capacity among all United States cement companies and fourth in capacity among those domestically owned. The company's cement operations serve markets in portions of the Great Lakes, the Southeast and the Western Pennsylvania/Northeastern Ohio portions of the United States.

Regional Markets

Great Lakes. The Great Lakes regional market, consisting of portions of Michigan, Wisconsin, Ohio, Illinois, Indiana and Ontario, is served by the company's Charlevoix plant and its distribution network of nine terminals, eight of which are water-based. The water-based terminals provide a very low cost alternative versus rail and/or trucking costs. Demand in the Great Lakes region has been steady, with very little new production capacity added in recent years. In 1996, the company closed its Rhinelander, Wisconsin land-based cement distribution terminal.

Management believes that the Charlevoix plant is among the lowest cost cement production facilities in the Great Lakes region. This is due to its use of a single modern preheater/precalciner kiln which provides significant energy savings over other dry and wet process kilns. In 1995, Charlevoix implemented an artificial intelligence kiln control system and an automated process control instrumentation system to enhance productivity and reduce operating costs. The layout of the plant also results in an efficient utilization of manpower. Charlevoix's deep-water shipping location and water-based terminals enable 95% of cement produced to be shipped by water, the lowest cost method of long-distance distribution, via the Medusa Conquest or the



PART I

Item l.   Business (continued)

Medusa Challenger. These company owned vessels have a combined capacity of 20,000 tons per load.

Southeast. The company has two plants and nine terminals in the Southeast regional market: the Clinchfield, Georgia plant, acquired from Penn Dixie Corporation and extensively rebuilt in 1972, and the Demopolis, Alabama plant, built in 1977 and acquired from Lafarge Corporation in 1993. The Demopolis plant serves water-based terminals in Chattanooga, Tennessee and Decatur, Alabama with up to six river barges. Together, the two plants also serve seven rail/truck terminals in Alabama, Florida and Georgia. The two plants will benefit from the newly completed cement terminal in Forest Park, Georgia. This new facility has increased storage capacity and more efficient rail unloading capabilities that will lower handling costs. Since the plants are located 240 miles apart, a number of marketing and manufacturing synergies exist, including the ability to alternatively ship to seven terminals, to specialize in certain cement products and packaging, and to rationalize distribution in what are the two plants' overlapping markets.

Largely because both the Demopolis and Clinchfield plants operate energy-efficient preheater kilns, management believes that they are among the lowest cost production facilities in the region. In 1996, the Demopolis plant burned waste derived liquid fuel (WDLF) for 23% of its current fuel needs. The Clinchfield plant burns waste whole tires as an alternative kiln fuel and has been able to reduce its coal usage by 16%.

Western Pennsylvania/Northeastern Ohio. Significant steps were taken in 1996 to improve the long-term profitability of the company's Wampum plant, located between Pittsburgh, Pennsylvania and Youngstown, Ohio, serving markets as far east in Pennsylvania as State College, as far south as Wheeling, West Virginia, and as far west in Ohio as Columbus.
A new three-year labor agreement that contained a reduction-in-force agreement will allow for lower cost quarry stripping and stone hauling. The quarry operation was combined with the company's West Pittsburg aggregate operation allowing for further work force reductions, reduced capital spending, quarry development costs and better utilization of the dragline. This 40-cubic yard dragline was placed in service in April 1994 and replaced two smaller less efficient units at a capital investment of $7.0 million. Improved efficiencies of the dragline's operation has provided significantly increased stone harvesting at a much lower cost/ton stone. Demand in this region continues to grow slowly. Supply has remained relatively constant, with no new plants or major capacity expansions having occurred in the last six years or expected by management in the foreseeable future.


PART I

Item l.   Business (continued)

Management believes that the Wampum plant's three dry kilns give it an operating cost advantage over its wet process competitors in the region. The Wampum plant also had the advantage in 1996 of obtaining about 15% of its coal needs from its nearby limestone quarry which contains coal reserves. Since 1985, the Wampum plant has burned WDLF, supplying about 32% of its fuel needs in 1996.

Energy

Cement manufacturing is an energy intensive process, using fuel to fire kilns and electricity to grind raw materials into kiln fuel and clinker into finished cement. The company has been an innovator in burning alternative fuels, such as WDLF and whole tires at its plants as a coal replacement. The company has burned whole tires at its Clinchfield plant since 1990. The company has entered into arrangements with independent contractors (which, in turn, contract with suppliers of alternative fuel) which allow the company to reduce its energy costs by receiving WDLF either at a profit through tipping fees or at a nominal charge. In 1985, at its Wampum cement plant, the company became one of the first such facilities to burn WDLF. The company also burns WDLF at its Demopolis plant. The favorable economics of burning WDLF are significantly influenced by the tipping fees, which have been declining, the cost of environmental regulation, which has been increasing and a small reduction in maximum clinker output when burning WDLF. The company is constantly evaluating the potential for and use of alternative fuels in its ongoing effort to help conserve scarce natural resources, utilize waste in a productive manner and reduce materials that might otherwise take up valuable space in landfills. The company will use alternative fuels where it is environmentally and economically prudent and provided it continues to permit the company to maintain the safe and profitable operation of its facilities. The company also seeks to minimize its energy costs by running its grinding mills, whenever possible, during off-peak demand periods.

Customers and Marketing

The company's cement operations have over 1,400 customers which are primarily ready-mix concrete dealers. No single customer accounts for more than 4% of total consolidated sales. The company's marketing efforts are focused on maximizing profitability, rather than market share. This sales strategy is facilitated by the company's policy that pricing decisions (including the decision whether to meet lower competitive prices) are made only in the company's Cleveland headquarters. Further, decisions whether to extend credit are made centrally by financial management. Sales personnel are critical in developing and maintaining relationships with, and providing technical



Part I

Item l.   Business (continued)

assistance to, customers. They also facilitate production planning by meeting with customers regularly to discuss future requirements.

Construction Aggregates

Through a wholly-owned subsidiary, Medusa Aggregates Company, the company operates nine crushed stone plants in Bardstown, Butler, Bowling Green (two plants) and Hartford, Kentucky; Columbia, Missouri; Lenoir, North Carolina; and West Pittsburg, Pennsylvania. These operations mine, crush, screen and sell various sizes of aggregates to the construction industry, primarily to road builders for use in asphalt and concrete paving, road and base material, drainage blankets, erosion control and assorted small-volume applications. The company is a major supplier of these products in all of the markets in which it operates. Management believes the company to be among the low-cost producers in its primary markets and that it has achieved this result through constant review of its competitive position and the installation of cost improving plant modifications. The total capacity of the company's aggregate plants is approximately 3,800 tons per hour, or in excess of 6 million tons annually. Approximately 13% of the company's total construction aggregate capacity is covered by mineral reserves of over 50 years, 18% is covered by reserves of from 25 to 50 years, 46% is covered by reserves from 10 to 25 years and 23% is covered by reserves under 10 years. Most aggregates are generally sold within a radius of 25 miles of the plant and are shipped to customers primarily by truck.

During the second quarter of 1996, the company completed its rebuild of the Bardstown, Kentucky plant providing among other things better operating efficiencies and locating the major operating components of the plant closer to the stone reserves.

Industrial Materials

Through a wholly-owned subsidiary, Medusa Minerals Company (formerly The Thomasville Stone and Lime Company) ("Minerals"), the company mines and processes high calcium limestone from an underground deposit possessing chemical purity and whiteness at Thomasville, Pennsylvania. Chemical grade limestone is used by customers to manufacture white cement, supply calcium for livestock and poultry feeds, and neutralize soil for more efficient crop production. White stone is pulverized to a fine powder and used in joint compound, caulk, carpet padding, floor tile and paper. Chemical stone is packaged for lawn application and white stone is processed and packaged for use as a decorative mulch by homeowners and landscaped contractors. Limestone which does not meet chemical and color specifications is reduced to powder and used as a filler by



PART I

Item l.   Business (continued)

manufacturers of asphalt shingles. Industrial minerals are marketed primarily in the mid-Atlantic states. Thomasville now has 14 products serving over 30 specialized agricultural, white cement, home improvement, consumer products and environmental markets.

In January 1997, the company acquired Lime Crest Corporation located in a Sparta, New Jersey. The operation consists of a 400 acre quarry located in Sparta, New Jersey and a 200 acre quarry located in Franklin, New Jersey. The Sparta location also contains a limestone pelletizing plant. Products include construction aggregates, bulk and packaged aglime, decorative stone, washed sand, water conditioning products and industrial fillers. A major portion of its home and garden products are sold through specialty retailers. The combined operations provide the company with a major presence in home and garden and industrial limestone products in the eastern half of the United States.

Highway Safety Construction

The James H. Drew Corporation ("Drew"), a wholly-owned subsidiary of the company, operates generally in the mid-western states installing highway safety systems such as guardrail, traffic signals, signs, and highway lighting. Although Drew functions primarily as a subcontractor to paving and bridge contractors, approximately 30% of its work is bid directly to state highway departments and municipalities.

Competition

Generally, market conditions in the cement and construction aggregate industry are cyclical and highly price-competitive. Because there is generally no product differentiation, these products are marketed as commodities, with price as the principal method of competition. To some extent, factors other than price, such as service, delivery time and proximity to the customer are competitively important. The number and size of the company's competitors differ from market area to market area. The company estimates that it competes with 28 cement manufacturers in its overall market areas and between 5 and 10 producers within each sales region. Competitors include domestic and foreign producers and importers. Because cement has a low value-to-weight ratio, cement companies with access to water-based transportation have a significant advantage in shipping over land-locked plants and terminals.

Short-Term Borrowings

During 1996 and 1995, the company had no short-term borrowings.


PART I

Item l.   Business (continued)

Capital Expenditures

In 1996, Medusa's capital expenditures were approximately $13.3 million in its cement operations and $3.7 million in its aggregates operations. For 1995, Medusa's capital expenditures were approximately $21.2 million in its cement operations and $3.9 million in its aggregates operations.

Backlog

Backlog for Medusa and its subsidiaries totaled approximately $15.8 million as of December 31, 1996, compared with $12.2 million as of December 31, 1995. Management does not believe that backlog is material to an understanding of Medusa's business, because long-term contracts generally comprise only a small portion of total sales.

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

Employees

As of December 31, 1996, the company had about 1,100 employees. The company's business is seasonal and employment therefore declines from August 31 to December 31 of each year. Most of the company's hourly employees in its cement operations are represented by labor unions. During 1996, the company entered into a labor agreements with the local union of the United Cement, Lime, Gypsum and Allied Workers Division (International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO) covering the hourly workers at the Wampum and Demopolis plants. Wampum's agreement is a three-year agreement expiring April 30, 1999. A four-year agreement expiring April 30, 2000 was negotiated for the Demopolis plant. A new four-year contract with the United Steel Workers of America Local #13051-7 covering the Minerals (formerly Thomasville) hourly employees expires on April 30, 2000.



PART I

Item l.   Business (continued)

Environmental Matters

The information contained in the company's 1996 Annual Report to Shareholders, Management's Discussion and Analysis, under "Environmental Matters" pages 22 and 23 is hereby incorporated by reference.



Item 2.    Properties

Medusa's principal physical properties are utilized by its cement manufacturing operations.

These operations consist of four cement plants and a total of 20 distribution terminals (excluding Orlando, Florida terminal closed February 1995). All four of the company's plants are fully integrated, from limestone mining through bulk cement production, and all possess at least 50 years of limestone reserves. The annual rated cement and clinker capacities of Medusa as of February 28, 1997, are shown in the following table:

Regional			Capacity in Tons
Market  	Plant Location	 Clinker 	  Cement 	Kiln Type
Great Lakes	Charlevoix, Michigan	 1,395,000	1,465,000		Preheater/precalciner
Southeast	Demopolis, Alabama	 824,000	868,000		Preheater
Southeast	Clinchfield, Georgia	620,000        	809,000		Preheater
W. PA/N.E. OH	Wampum, Pennsylvania	   722,000	  750,000		Long-Dry
		 		3,561,000	3,892,000

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

During 1996, the company continued to demolish its wet process kiln at Clinchfield. This kiln has not been operated in over 10 years.

The company's cement plants, as a group, operated at 94.4% of annual rated clinker capacity in 1996 (95.0% in 1995).


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

During 1996, The company operated at 37 locations in 13 states and Canada. Property, including those described above, is as follows:

                   Number of buildings             291
                   Square feet of buildings  1,297,183
                   Total acreage                14,100

Of the total acreage above, approximately 791 acres are leased.


Item 3.    Legal Proceedings

See "Environmental Matters" section under Item 1. Business, above.



PART I

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the registrant are as follows:




Robert S. Evans	  Chairman and Chief	       Chairman & Chief Executive	  53
	                   Executive Officer	         Officer, Medusa Corporation:
		                                             Chairman and Chief Executive
		                                             Officer, Crane Co. (Diversified
		                                             Manufacturer of Engineered
		                                             Products).

George E. Uding,	  President and Chief	     President and Chief Operating	65
  Jr.	               Operating Officer	        Officer of the company;
		                                             formerly Senior Vice President,
		                                             Essroc Corporation.

Robert J. Kane	    Senior Vice	             Senior Vice President of the	47
	                    President             	   Company and President of Medusa
		                                             Cement Group; previously Vice
		                                             President of the company and
		                                             President of Medusa Aggregates
		                                             Group; Vice-President and
                                          		   Controller of Medusa Aggregates
		                                             Company, a subsidiary.

John P. Siegfried	Vice President	           Vice President, Secretary		58
	                   Secretary and          	   and General Counsel of the
	                   General Counsel        	   company; previously Corporate
		                                             Attorney and Assistant Secretary
		                                             of the company.

Dennis R. Knight	Vice President	            Vice President of the company;	51
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



PART I

Item 4.    Submission of Matters to a Vote of Security Holders
		(continued)


R. Breck Denny	Vice President	              Vice President-Finance and		48
 	               Finance and              	   Treasurer, (Chief Financial
              	  Treasurer                	   Officer) of the company;
		                                            previously Director of
		                                            Strategic Planning, Medusa
		                                            Corporation; formerly Vice
		                                            President - Advisory, Mergers
		                                            and Acquisitions, J.P. Morgan

Alan E. Redeker	Vice President	             Vice President of the company	53
		                                            and Vice President
		                                            Manufacturing, Medusa Cement
		                                            Company, a division; formerly
		                                            General Manager of Northern
		                                            California operations of
		                                            Associated Concrete Products
                                         		   and held various positions at
		                                            Kaiser Cement Corporation.

Richard A. Brown	Vice President            	Vice President - Human		49
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


	PART II

Item 5.     Market for Registrant's Common Shares and Related
            Stockholder Matters

Market prices and dividends paid for the company's common shares are hereby incorporated by reference to page 24 of the 1996 Annual Report to Shareholders. The number of shareholders is 4,457 as of February 28, 1997. On February 26, 1996, the Board of Directors increased the company's quarterly dividend 25% to $.15 per common share.

Items 6 through 8.  Selected Financial Data; Management's Discussion and Analysis of Results of Operations and Financial
            Condition; Financial Statements and Supplementary Data

The information required by Items 6 through 8 is hereby incorporated by reference to pages 11 through 24 of the 1996 Annual Report to Shareholders.

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



	PART III

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


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K

                                                                    Page
a)Financial Statements and Schedules

The consolidated balance sheets of Medusa Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1995 and the Independent Auditors' Report relating thereto, appearing on Pages 11 through 20 of Medusa Corporation's 1996 Annual Report to Shareholders are incorporated herein by reference.

Independent Auditors' Report on Financial Statement Schedule...	18

Schedule VIII Valuation and Qualifying Accounts................	19

All other statements and schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the consolidated financial statements and related financial review.

(b) No Reports on Form 8-K were filed during last quarter of 1996:

(c) Exhibits to Form 10-K:
        Exhibit 11 - Statement Re Computation of Per Share Earnings
        Exhibit 13 - Annual Report to Shareholders for the Year Ended
                     December 31, 1996
        Exhibit 21 - Subsidiaries of the Registrant



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

                              Date March 21, 1997

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

Date March 25, 1997      Date March 25, 1997          Date March 25, 1997


-DIRECTORS-

Mone Anathan, III             E. Thayer Bigelow, Jr.        Richard S. Forte'
Mone Anathan, III             E. Thayer Bigelow, Jr.        Richard S. Forte'

Date March 21, 1997           Date March 21, 1997           Date March 24, 1997

Dorsey R. Gardner             Jean Gaulin                   Dwight C. Minton
Dorsey R. Gardner             Jean Gaulin                   Dwight C. Minton

Date March 24, 1997           Date March 25, 1997           Date March 21, 1997

Charles J. Queenan, Jr.       Boris Yavitz
Charles J. Queenan, Jr.       Boris Yavitz

Date March 24, 1997           Date March 24, 1997




INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Medusa Corporation:

We have audited the consolidated financial statements of Medusa Corporation and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 27, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Medusa Corporation and subsidiaries, listed in Item 14(a). This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Deloitte & Touche LLP

Cleveland, Ohio
January 27, 1997




















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

1996

  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  351,257      $   141,090 (A)      $  (141,707)(C) $  350,640

    Reserve for Cash Discounts      185,408                              (185,408)(B)
    Reserve for Policy
      Adjustments                    72,033          750,591                             822,624
          TOTAL                  $  608,698      $   891,681          $  (327,115)    $1,173,264

1995
  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  228,503      $   122,754 (A)      $               $  351,257

    Reserve for Cash Discounts      209,570          (24,162)                            185,408
    Reserve for Policy
      Adjustments                    80,719           (8,686)                             72,033
          TOTAL                  $  518,792      $    89,906          $         0     $  608,698

1994

  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                   $  221,203      $     7,300 (A)      $               $  228,503

    Reserve for Cash Discounts      212,776           (3,206)                            209,570
    Reserve for Policy
      Adjustments                    83,438           (2,719)                             80,719
          TOTAL                  $  517,417      $     1,375          $         0     $  518,792

Note A - Additional reserve based on receivable balance.
Note B - Adjust company receivables to net vs gross.
Note C - Portion of reserve no longer considered necessary.



	MEDUSA CORPORATION AND SUBSIDIARIES
	Exhibit 11 to Form 10-K

	COMPUTATION OF EARNINGS PER COMMON SHARE

	(in thousands, except per share amounts)

                                          Years Ended December 31
                                        1996        1995       1994
Primary
Earnings
  Income before extraordinary item    $54,260     $43,212    $29,880
  Extraordinary item                   (1,770)          -          -
  Net income                          $52,490     $43,212    $29,880

Shares
Weighted average number of
  common shares outstanding            16,054      16,018     16,334

Additional shares
  assuming conversion of:
    stock options                         127         121        206

Average common shares
  outstanding and equivalents          16,181      16,139     16,540

Primary:
  Before extraordinary item           $  3.35     $  2.68    $  1.81
  Extraordinary item                     (.11)          -          -
  Net income per share                $  3.24     $  2.68    $  1.81

Fully Diluted
Earnings
  Income before extraordinary item    $54,260     $43,212    $29,880
  Extraordinary item                   (1,770)          -          -
  Interest on convertible
    subordinated notes, net of taxes    2,137       2,336      2,249
  Pro forma net income
    available to common stock         $54,627     $45,548    $32,129

Shares
Weighted average number of
  common shares outstanding            16,054      16,018     16,334

Additional shares
  assuming conversion of:
    stock options                         151         139        221
    convertible notes                   1,587       1,736      1,736
Average common shares
  outstanding and equivalents          17,792      17,893     18,291

Fully diluted:
  Before extraordinary item           $  3.17     $  2.55    $  1.76
  Extraordinary item                     (.10)          -          -
  Fully diluted net increase
    per share                         $  3.07     $  2.55    $  1.76




	MEDUSA CORPORATION AND SUBSIDIARIES
	Exhibit 21 to Form 10-K
	Subsidiaries of the Registrant
	December 31, 1996






    The following is a list of active subsidiaries of the Registrant and their jurisdiction of incorporation. All of these subsidiaries are wholly-owned, directly or indirectly, and are included in the consolidated financial statements.


	Cement Transit Company	Delaware

	James H. Drew Corporation	Indiana

	Medusa Aggregates Company	Iowa

	Medusa Minerals Company	Maryland

	Canadian Medusa Cement Limited	Ontario, Canada

	Medusa-Citadel, Inc.		Alabama

	Medusa-Crescent, Inc.		Pennsylvania

	Medusa Aggregates LLC		Pennsylvania

	Medusa Portland Cement Company	Michigan
















21