Form 10-Q
period 1997-03-31
MEDUSA CORP
filed 1997-04-23
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1997

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1997:

           Common Shares, Without Par Value - 16,974,126 shares










	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended March 31,
1997 and 1996

	Consolidated Balance Sheets - March 31, 1997, March 31, 1996 and December 31, 1996

	Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996

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
	(In Thousands, except per share data)

                                              Three Months Ended
                                               March 31,        March 31,
                                                 1997             1996
                                                     (Unaudited)
Net Sales                                    $   56,839       $   45,073
Costs and Expenses:
   Cost of sales                                 43,962           33,772
   Selling, general and administrative            6,650            5,532
   Depreciation and amortization                  3,790            3,302
                                                 54,402           42,606

Operating Profit                                  2,437            2,467

Other Income (Expense):
   Interest income                                   67              276
   Interest expense                                (108)          (1,041)
   Miscellaneous - net                              285               63
                                                    244             (702)

Income (Loss) Before Taxes                        2,681            1,765
Provision (Benefit) For Income Taxes                850              573

Net Income (Loss)                            $    1,831       $    1,192


Primary Average Common Shares Outstanding        16,841           16,253

Net Income Per Common Share:
   Primary                                   $      .11       $      .07
   Fully Diluted                             $      .11               (a)


Cash Dividends Declared Per Common Share     $      .15       $      .15

(a) Fully diluted net income per share is not presented since it is anti-dilutive.


	See notes to consolidated financial statements

	-2-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               March 31,        December 31,
                                            1997       1996         1996
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $       -  $  17,631    $  25,045

  Accounts receivable, less allowances of
   $1,434, $720 and $1,173 respectively      31,948     20,596       28,708

  Inventories, at lower of cost,
    principally LIFO, or market:
    replacement cost would be higher by
    approximately $7,092, $7,265 and
    $7,590, respectively

            Finished goods                   12,377     10,984       13,594
            Work in process                   6,030      8,009        3,424
            Raw materials and supplies       14,728     13,035       14,159
                                             33,135     32,028       31,177

  Other current assets                       12,089     10,815        4,490

           Total Current Assets              77,172     81,070       89,420

 Property, Plant and Equipment:
   Cost                                     399,086    365,019      376,186
   Less accumulated depreciation            254,000    242,373      250,457
                                            145,086    122,646      125,729

 Intangible and Other Assets                 13,228     11,861        8,297


                   Total Assets           $ 235,486  $ 215,577    $ 223,446



	See notes to consolidated financial statements

	-3-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                                  March 31,       December 31,
                                              1997        1996        1996
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:

    Short-term borrowings                $   10,374  $        -    $        -
    Current maturities of
      long-term debt                             41          41            41
    Accounts payable                         16,659      13,303        15,575
    Accrued compensation and
      payroll taxes                           5,669       3,900         7,014
    Other accrued liabilities                11,901       9,770         9,247
    Income taxes payable                      1,141       1,336         2,728
      Total Current Liabilities              45,785      28,350        34,605

  Long-Term Debt                              4,084      61,624         4,084

  Accrued Postretirement Health
    Benefit Cost                             28,438      27,576        27,760

  Accrued Pension, Reserves and
    Other Liabilities                         2,999       3,080         3,027

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          58,135      24,653        57,159
    Retained earnings                       139,411      96,251       140,124
    Unvested restricted common shares           (10)        (10)          (39)
    Unearned restricted common shares        (7,472)     (5,465)       (7,516)
    Currency translation adjustment            (987)       (867)         (930)
      Total Paid in Capital and
        Retained Earnings                   189,078     114,563       188,799
      Less Cost of Treasury Shares          (34,898)    (19,616)      (34,829)
      Total Shareholders' Equity            154,180      94,947       153,970
Total Liabilities and Shareholders'
       Equity                            $  235,486  $  215,577    $  223,446

	See notes to consolidated financial statements

	-4-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                      Three Months Ended
                                                     March 31,   March 31,
                                                        1997        1996
Cash Flows From Operating Activities:
  Net income                                        $    1,831  $    1,192

  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization                      3,790       3,302
      Provision for deferred income taxes                  163          52
      Postretirement health benefit cost                   105         130
      Increase in operating working capital            (14,409)    (11,430)
      Gain on sale of capital assets                      (129)        (33)
Net Cash Used By Operating Activities                   (8,649)     (6,787)

Cash Flows From Investing Activities:
  Capital expenditures                                  (6,568)     (6,728)
  Payments for business acquired                       (12,750)          -
  Proceeds from sale of capital assets                     129          33

  Net Cash Used By Investing Activities                (19,189)     (6,695)

Cash Flows From Financing Activities:
  Payment of long-term borrowing                        (5,943)          -
  Dividends paid                                        (2,545)     (2,456)
  Payments to acquire treasury stock                       (69)       (273)
  Options exercised                                        976         676
  Short-term borrowings                                 10,374           -
  Net Cash Provided From (Used By) By Financing
    Activities                                           2,793      (2,053)

Decrease In Cash And Short-Term Investments            (25,045)    (15,535)

Cash And Short-Term Investments At Beginning
  Of Period                                             25,045      33,166

Cash And Short-Term Investments At End Of Period    $        -  $   17,631

	See notes to consolidated financial statements

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

2.	On January 13, 1997, the company acquired the stock of Lime
Crest Corporation ("Sparta") for $12.8 million cash, $5.9 million in debt assumed, and other liabilities. The company paid off this debt concurrent with the purchase. The acquisition is accounted for as a purchase and accordingly, the company's financial statements include the operating results from the date acquired.

3.	Use of the percentage depletion method, lower effective state income tax rates and other permanent tax adjustments reduced the company's effective income tax rate for the first three months of 1997 and 1996 to 31.7% and 32.5%, respectively, from the federal statutory rate of 35%.

4.	At both March 31, 1997 and December 31, 1996, 50,000,000 common shares, without par value were authorized. At March 31, 1997, 16,974,126 shares were outstanding (16,924,006 at December 31, 1996).

Part I - Financial Information

5.	Primary net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible subordinated notes (for 1996) were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net income tax effect, applicable to the subordinated notes.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended March 31, 1997 Compared With Three Months
Ended March 31, 1996

	Net sales for the first quarter of 1997 increased 26% to $56.8 million from $45.1 million in 1996. Cement net sales rose 12%
over last years' first quarter. Cement unit volume rose 9% compared to 1996's first quarter, with price increases implemented in April 1996 having resulted in the company's average per ton cement selling prices increasing 3% over that of the prior year's same period. The improved volume was caused by the more favorable weather experienced during 1997's first quarter of operations contrasted with construction efforts being affected by adverse weather conditions during the prior year's quarter.

	Aggregate's group sales (excluding the Lime Crest Corporation acquisition on January 13, 1997, renamed Medusa Minerals Co. -
Sparta) increased 29%.  Including Sparta, group sales are up
83%. Aggregate quarry volume increased 43% and had a 4% price decrease versus first quarter 1996. The Medusa Minerals Co. -
Thomasville, formerly known as Thomasville Stone & Lime Co., volume increased 19% with a 1% price decline from last year's first quarter. The James H. Drew operations posted a 59% increase in sales as work in milder climate states has allowed

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


	work to proceed earlier than in the prior year's first quarter. The increase sales from these operations resulted in improved operating profit compared with last year's first quarter but reduced corporate margins relative to sales.

	Cost of sales as a percent of sales increased to 77% in the first quarter of 1997 compared to 75% in the same period of 1996 as lower quarterly production volume was experienced at two of the cement plants. The company's cement plants, as a group. operated at 66% of annual rated clinker capacity in 1997 compared to 69% in 1996. Overall cement plant cost's per ton were 6% greater than the prior year's first quarter with three of the four cement plants experiencing higher manufacturing costs. Contributing to these higher costs compared to the first quarter of 1996 are higher repairs and maintenance costs and less deferral of annual winter maintenance costs. Lower capacity ratings are historically experienced during the first quarter because of these annual maintenance programs performed during the reduced volume periods in the winter months in preparation for the year's production season.

	Depreciation and amortization expense increased $.5 million to $3.8 million in 1997 from $3.3 million in 1996 with nearly all of this increase related to the Sparta acquisition.

	Selling, general and administrative expense as a percent of sales fell to 11.7% in 1997 from 12.3% in 1996 principally because of the increased sales. This expense increased $1.2 million to $6.7 million in 1997 from $5.5 million in 1996. The major elements of this increase resulted from the addition of Sparta, continuing training costs related to the implementation of a new management information system, the timing of certain seasonal expenses occurring in the first quarter of 1997 versus second quarter in 1996, higher salaries and wages and other inflationary pressures.

	Operating profit for the first quarter of 1997 of $2.4 million compares to $2.5 million in 1996 with the resulting cost increase above contributing to the flat results from last year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Both interest income and expense are lower than the previous year's first quarter as the redemption of the company's 6% convertible subordinated notes decreased cash and outstanding debt. Interest income decreased from the prior year's quarter by $209,000 to $67,000 primarily due to lower levels of marketable securities while interest expense decreased by $933,000 to $108,000 for the same period due to lower outstanding debt. The cash purchase of Sparta and the payment of debt assumed on the purchase reduced cash and short-term investments thereby decreasing interest income generated in the quarter compared to a year ago's same quarter.

	The company's effective income tax rate was 31.7% and 32.5% in the first quarter of 1997 and 1996, respectively. These rates were lower than the federal statutory rate of 35% due to the use of the percentage depletion method and lower effective state income tax rates.

	Net income for the first quarter of $1.8 million, or $.11 income per common share in 1997 compares to a net income of $1.2 million, or $.07 income per common share, in 1996.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.

	Liquidity and Capital Resources

	The company has available an unsecured $65.0 million five-year revolving credit facility for general corporate purposes that that expires December 31, 2001, and unsecured bank lines of credit totaling $25.0 million. At March 31, 1997, $10.4 million of the lines of credit were being utilized. Because of the Sparta acquisition for cash and the assumption of debt, which was concurrently paid, at March 31, 1997, the company effectively had no cash on hand. Approximately $1.3 million of payments in excess of cash deposits ("float") is classified as accounts payable on the balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Working capital at March 31, 1997, was $21.3 million lower than at March 31, 1996, due principally to decreases in cash and short-term investments of $17.6 million, increases in short-term borrowings of $10.4 million, payments in excess of cash deposits and increased levels of accounts payable of $3.4 million and increases in other liabilities of $3.9 million which more than offset increases in accounts receivable ($11.4) and inventory
($1.1 million). The ratio of current assets to current liabilities was 1.7:1 at March 31, 1997, 2.6:1 at December 31,
1996, and 2.9:1 at March 31, 1996. The increased levels of receivables and inventory can be attributed to the increased level of business activity and amounts that pertain to Sparta.

	Capital expenditures for the first quarter of 1997 were $6.6 million compared to $6.7 million in the first quarter of 1996.
On January 13, 1997, the company acquired the stock of Lime
Crest Corporation ("Sparta") for $12.8 million cash, $5.9 million in debt assumed, and other liabilities. The company paid off the debt concurrent with the purchase. The acquisition is accounted for as a purchase and accordingly, the company's financial statements include the operating results from the date acquired.

	Between March 31, 1997, and the date of this filing, the company purchased 102,100 of its common shares for $3.8 million.

	On April 1, 1997, cement price increases of up to $4 per ton became effective in most of the company's markets.

Part II - Other Information

Item 1	Legal Proceedings

	At the company's Wampum plant, kiln stack opacity is measured by continuous opacity monitors ("COM's"). Because the plant burns waste-derived liquid fuel ("WDLF"), the Pennsylvania Department of Environmental Protection ("PaDEP") requires penalty payments from exceedances from main stack opacity standards. Data recorded by the COM's is sent to PaDEP quarterly and a penalty obligation is incurred according to PaDEP policy. Whenever a COM exceeds an opacity policy limit, WDLF burning ceases.
Recently, the state required a COM on the gravel bed filter
-10-


Part II - Other Information (continued)

Item 1	Legal Proceedings


	stack (a device which removes dust from clinker cooler vent gas). Such COM addition increased the company's opacity penalties. On January 11, 1996, the company met with PaDEP to discuss the causes of opacity excursion from the main stack and the gravel bed stack. The company indicated that modifications would be made to clinker coolers #1 & #2 during the annual maintenance shut down. The company expects such will result in a reduction in clinker cooler vent volume and opacity exceedances from the gravel bed filter. By agreement, penalties were held in abeyance pending results of the modifications.
After the modifications, the second quarter, 1996 exceedances dropped significantly. Although, for a 12-month period of 1995-1996, the penalties were greater than $175,000, such penalties were compromised at $94,000. On March 17, 1997, the company paid a $23,000 civil penalty for the third quarter 1996 opacity exceedances. As a result of capital improvements made to the gravel bed filter during the 1996-1997 annual turnaround, the company does not anticipate material opacity exceedances from this source in the future.



















-11-


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the first quarter of 1997.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share (In thousands, except per share)
					                 Three Months Ended
					                       March 31
				                      1997            1996
Primary
Earnings-Net income                     $ 1,831         $ 1,192

Shares
Weighted average number of common
  shares outstanding                     16,657          16,122

Additional shares
  assuming conversion of:
    stock options                           184             131

Average common shares
  outstanding and equivalents            16,841          16,253

Primary income per common share         $   .11         $  (.07)

Fully diluted

Earnings-Net Income                     $ 1,831             *

Shares
Weighted average number of common
  shares outstanding                     16,657

Additional shares
  assuming conversion of:
    stock options                           185

Average common shares
  outstanding and equivalents            16,842

Fully diluted per common share          $   .11

*Fully diluted earnings per share amount is not presented since it is anti-dilutive.
-12-








	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date April 23, 1997     				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date April 23, 1997     				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer















-13-