Form 10-Q
period 1997-06-30
MEDUSA CORP
filed 1997-08-14
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1997

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1997:

           Common Shares, Without Par Value - 16,890,034 shares





	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

	Consolidated Balance Sheets - June 30, 1997, June 30, 1996 and
December 31, 1996

	Consolidated Statements of Cash Flows - Six months ended  June
30, 1997 and 1996

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES












-1-



Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income
	(In Thousands, except per share data)

                        Three Months Ended        Six Months Ended
                               June 30,                    June 30,
                           1997         1996          1997        1996
                                              (Unaudited)
Net Sales               $ 103,185   $  85,995   $  160,024    $  131,068
Costs and Expenses:
   Cost of sales           60,098      51,855      104,060        85,627
   Selling, general and
      administrative        9,253       6,968       15,903        12,500
   Depreciation and
      amortization          6,553       4,651       10,343         7,953
                           75,904      63,474      130,306       106,080

Operating Profit           27,281      22,521       29,718        24,988

Other Income (Expense):
   Interest income              5         191           71           467
   Interest expense          (301)       (952)        (409)       (1,993)
   Miscellaneous - net        (49)        (35)         237            28
                             (345)       (796)        (101)       (1,498)

Income Before Taxes        26,936      21,725       29,617        23,490
Provision For Income
   Taxes                    8,628       6,756        9,477         7,329


Net Income             $   18,308  $   14,969   $   20,140   $    16,161


Average Common Shares
   Outstanding             16,590      16,036       16,623        16,079


Net Income Per Common
  Share:
   Primary             $     1.09  $      .93    $    1.20   $      1.00
   Fully Diluted       $     1.09  $      .87    $    1.20   $       .97


Cash Dividends Declared
   Per Common Share    $      .15  $      .15    $     .30   $      .275

	See notes to consolidated financial statements

	-2-



Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               June 30,         December 31,
                                            1997       1996         1996
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $   7,198  $   7,649    $  25,045

  Accounts receivable (Note 3)               44,057     39,776       28,708

  Inventories (Note 4)                       35,272     35,075       31,177

  Other current assets                        9,838      9,253        4,490

           Total Current Assets              96,365     91,753       89,420

 Property, Plant and Equipment:
   Cost                                     406,145    369,900      376,186
   Less accumulated depreciation            257,411    246,355      250,457
                                            148,734    123,545      125,729

 Intangible and Other Assets                 12,583     10,953        8,297


                   Total Assets           $ 257,682  $ 226,251    $ 223,446





	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                                  June 30,        December 31,
                                              1997        1996        1996
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $      606  $       41    $       41
    Loans payable                            18,507           -             -
    Accounts payable                         14,609      12,710        15,575
    Accrued compensation and
      payroll taxes                           6,161       4,446         7,014
    Other accrued liabilities                14,290      11,705         9,247
    Income taxes payable                      3,761       1,792         2,728
      Total Current Liabilities              57,934      30,694        34,605

  Long-Term Debt                              4,149      61,624         4,084

  Accrued Postretirement Health
    Benefit Cost                             28,545      27,756        27,760

  Accrued Pension, Reserves and
    Other Liabilities                         2,959       3,498         3,027

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          63,009      27,883        57,159
    Retained earnings                       155,167     108,774       140,124
    Unvested restricted common shares           (85)        (99)          (39)
    Unearned restricted common shares        (9,422)     (7,702)       (7,516)
    Currency translation adjustment            (965)       (882)         (930)
      Total Paid in Capital and
        Retained Earnings                   207,705     127,975       188,799
      Less Cost of Treasury Shares          (43,610)    (25,296)      (34,829)
      Total Shareholders' Equity            164,095     102,679       153,970

Total Liabilities and Shareholders'
       Equity                            $  257,682  $  226,251    $  223,446

	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                        Six Months Ended
                                                      June 30,    June 30,
                                                        1997        1996
Cash Provided From (Used By) Operating Activities:
  Net income                                        $   20,140  $   16,161
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation and amortization                     10,343       7,953
      Provision for deferred income taxes                  423         218
      Postretirement health benefit cost                   211         310
      Increase in operating working capital            (22,779)    (28,723)
      Gain on sale of capital assets                      (135)        (23)
  Net Cash Provided From (Used By) Operating
    Activities                                           8,203      (4,104)

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                 (14,224)    (11,746)
  Payment on business acquired                         (12,750)          -
  Proceeds from sale of capital assets                     100          23

  Net Cash Used By Investing Activities                (26,874)    (11,723)

Cash Provided From (Used By) Financing Activities:
  Increase in short-term borrowings                     12,565           -
  Purchase of treasury shares                           (7,551)     (5,598)
  Dividends paid                                        (5,097)     (4,903)
  Stock options exercised                                  907         811
  Net Cash Provided From (Used By) Financing
    Activities                                             824      (9,690)

Decrease In Cash And Short-Term Investments            (17,847)    (25,517)

Cash And Short-Term Investments At Beginning
  Of Period                                             25,045      33,166

Cash And Short-Term Investments At End Of Period    $    7,198  $    7,649


	See notes to consolidated financial statements


Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

2.	On January 13, 1997, the company acquired the stock of Lime
Crest Corporation in New Jersey ("Sparta") for $12.8 million cash, $5.9 million in debt assumed, and other liabilities. The company paid off this debt concurrent with the purchase. The acquisition is accounted for as a purchase and accordingly, the company's financial statements include the operating results from the date acquired.

3.	Accounts receivable are shown net of allowances of (in
thousands) $1,845, $1,248 and $989 for period ended June 30, 1997 June 30, 1996 and December 31, 1996, respectively.

4.	Inventories (in thousands):

		                                        June 30,         December 31,
		                                     1997       1996         1996
		    Finished goods                   14,774     12,966         13,594
		    Work in process                   5,385      7,302          3,424
	    Raw materials and supplies       15,113     14,807         14,159
	                                     35,272     35,075         31,177

	Inventories are stated at lower of cost, principally LIFO, or market: replacement cost would be higher by approximately
$7,962, 7,316 and $7,590 for period ended June 30, 1997, June
30, 1996 and December 31, 1996, respectively.

Part I - Financial Information

5.	Use of the percentage depletion method, lower effective state income tax rates, and other permanent tax adjustments reduced the company's effective tax rate for both the six months and second quarter of 1997 to 32.0% and for the six months and second quarter of 1996 to 31.2% and 31.1%, respectively, from the federal statutory rate of 35%.

6.	At both June 30, 1997 and December 31, 1996, 50,000,000 Common
Shares, without par value, were authorized. At June 30, 1997, 16,890,034 shares were outstanding (16,924,006 at December 31, 1996).

7.	In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No.
128 (FAS 128), Earnings per Share. This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS (net income applicable to Common Shares divided by average Common Shares outstanding and, if dilution is 3% or more, Common Stock equivalents) with a presentation of basic EPS (net income applicable to Common Shares divided by average Common Shares outstanding), which the company currently presents. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of both EPS computations.

	This statement is effective with the year-end 1997 financial statements. Earlier application is not permitted; however, the Statement requires restatement of all prior period EPS data presented, including interim periods. The basic and diluted EPS under FAS 128 for the company's first and second quarter of 1997 would not differ materially from the existing primary and fully diluted EPS under APB 15.

8.	Primary net income per share is computed by dividing net income by the weighted average number of Common Shares and Common Share equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of Common Shares and Common Share equivalents outstanding during the period, as if the convertible subordinated notes were converted into Common Shares at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the subordinated notes.

Item 1	Legal Proceedings

	On May 27, 1997, the company's Wampum, Pennsylvania cement plant received a Notice of Violation (NOV) from the U.S. Environmental
Protection Agency (EPA), Region III. The NOV alleged violations of Pennsylvania law, with respect to visible emissions from two plant air sources, the gravel bed filter and the main kiln stack. Prior to receiving the NOV from the EPA, the company had been coordinating its environmental concerns with the Commonwealth of Pennsylvania Department of Environmental
Protection (PaDEP). For additional background please refer to the company's prior reports on this subject, on page 23 of the Annual Report to Shareholders for the year ended December 31, 1996, and on page 10 of the Form 10-Q for the quarter ended
March 31, 1997. Representatives of the company attended a joint meeting with representatives of EPA and PaDEP on June 13, 1997.
At the meeting, the company explained that, in March of 1997 it had discovered a solution to its excess visible emissions from the gravel bed filter and planned, via a significant capital expenditure, to solve its excess visible emissions from the main kiln stack in early 1998. The company is awaiting a response from EPA and PaDEP.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	All per share amounts are on a fully diluted basis.

	Three Months Ended June 30, 1997 Compared With Three Months
Ended June 30, 1996

	Net sales for the second quarter of 1997 increased 20% to $103.2 million from $86.0 million in 1996. Cement net sales rose 8% over last year's second quarter on a 7% increase in unit volume and a 1% increase in prices. The modest increase in average cement prices during the quarter reflects sales mix.

	Aggregate group's sales, excluding Sparta, increased 24%. Including Sparta, group sales are up 88%. Aggregate quarry volume increased 25% and had a 4% price increase versus second quarter 1996. The Medusa Minerals Co. - Thomasville ("Thomasville") volume increased 12% with a 3% price increase from last year's second quarter. In addition, sales of James H. Drew increased 36% for the quarter and were 6% of the consolidated total net sales.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Three Months Ended June 30, 1997 Compared With Three Months
Ended June 30, 1996

	Cost of sales as a percent of sales fell to 58% for the quarter compared to 60% in same period of 1996. Production at the four cement plants was at or above 1996 levels and lower plant costs helped reduce cement production costs by 4%. The company's cement plants as a group, operated at 106% of annual rated clinker capacity in 1997 compared to a 99% rate in 1996 which was restrained by unplanned outages. 1996 costs also were affected by the $1.2 million one-time charge for the company's voluntary early retirement incentive program negotiated at the Wampum cement plant.

	Selling, general and administrative expense for 1997 of $9.3 million, or 9% of sales, increased from $7.0 million, or 8% of sales, in 1996. Costs related to the lapse of the restriction on certain performance restricted share awards (reflecting the relatively stronger market performance over time of the company's Common Shares compared with its peer group) was the principal cause for this increase.

	Second quarter depreciation and amortization expense for 1997 of $6.6 million compares to $4.7 million in 1996 reflecting higher restricted share amortization and capital spending.

	Operating profit for the quarter of $27.3 million compares to $22.5 million in 1996. The improvement in operating results are attributable to the above mentioned reasons.

	Pretax income of $26.9 million increased 24% from the $21.7 million in 1996 as the company benefited from $651,000 in lower interest expense due to lower outstanding debt.

	Use of the percentage depletion method, lower effective state income tax rates, and other permanent tax adjustments reduced the company's effective tax rate to 32.0% and 31.1% for the second quarter of 1997 and 1996, respectively, from the federal statutory rate of 35%.

	Net income of $18.3 million, $1.09 per Common Share, increased 22% from the $15.0 million, or $.87 per Common Share, in 1996 for the above mentioned reasons but was minimally offset because the effective tax rate for the period of 32.0% was marginally greater than the 31.1% in 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Six Months Ended June 30, 1997 Compared With Six Months Ended
June 30, 1996

	Net income increased 25% for the first six months of 1997 to $20.1 million, or $1.20 per Common Share, compared to a net income of $16.1 million, or $.97 per Common Share, in 1996.

	Net sales for the first half of 1997 increased to $160.0 million from $131.1 million in 1996. Cement net sales grew 10% over last year's first half as unit volumes rose 8% and with 2% higher cement prices resulting from successfully implementing April 1, 1997 price increases favorably affecting the period.

	Aggregate groups' net sales for the first half of 1997 increased 86% (26% excluding the impact of the Sparta acquisition) compared to 1996 as unit volumes improved 51% (28% excluding Sparta). Sparta's net sales represented 7% of consolidated net sales for the period. Sales for the company's highway and safety construction operation were up 43%.

	Cost of sales as a percent of sales for the first six months for both periods was 65%. Cement capacity utilization was 86% in 1997 compared to 83% in 1996.

Selling, general and administrative expense of $15.9 million, 9.9% of sales, increased from $12.5 million, 9.5% of sales, in 1996. Costs related to the lapse of the restrictions on certain performance restricted share awards (reflecting the relatively stronger market performance over time of the company's Common Shares compared with its peer group) was the principal cause for this increase.

Depreciation and amortization expense increased $2.3 million to $10.3 million from $8.0 million in 1996 reflecting higher restricted stock amortization and capital and acquisition spending.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Six Months Ended June 30, 1997 Compared With Six Months Ended
June 30, 1996

	Operating profit for the first half of 1997 of $29.7 million compares to $25.0 million in 1996. The improvement in operating results is mainly attributable to the volume and price increases for the various units offset by the increased depreciation, amortization and selling, general and administrative expenses as mentioned above.

	Both interest income and expense are lower than the previous year's first six month's as the redemption of the company's 6% convertible subordinated notes in October, 1996 decreased cash and outstanding debt. Interest income decreased $396,000 from the prior year primarily due to lower levels of marketable securities while interest expense decreased by $1.6 million for the same period due to lower outstanding debt. The cash purchase of Sparta and the payment of debt assumed on the purchase reduced cash and short-term investments thereby decreasing interest income generated in the period compared to last year's same period.

	Use of the percentage depletion method, lower effective state income tax rates, and other permanent tax adjustments reduced the company's effective tax rate to 32.0% and 31.2% for the first six month's of 1997 and 1996, respectively, from the federal statutory rate of 35%.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.

	Liquidity and Capital Resources

	At June 30, 1997, the company had $7.2 million of cash and short-term investments. The company has available an unsecured $65.0 million five-year revolving credit facility ("revolver") for general corporate purposes that expires December 31, 2001, and unsecured bank lines of credit totaling $25.0 million. At June 30, 1997, $8.0 million of the revolver and $10.5 million under the lines of credit were being utilized.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	Working capital at June 30, 1997, was $22.6 million lower than at June 30, 1996, as the redemption of the company's 6% convertible subordinated notes, capital and acquisition spending have increased current borrowings by $18.5 million.
Increases in accounts payable and other accrued liabilities account for much of the remaining reduction in working capital.
The ratio of current assets to current liabilities was 1.7:1 at June 30, 1996, 3.0:1 at June 30, 1996, and 2.6:1 at December
31, 1997.

	Capital expenditures were $14.2 million compared to $11.3 million for the first six months of 1997 and 1996, respectively. This level of capital expenditures relates to the company's commitment to make capital improvements designed to enhance productivity, reduce operating costs and expand clinker capacity.

	The company remains optimistic that its cement plants will continue to operate at practical capacity for the remainder of 1997 and that its shipments for the year will exceed 1996 levels.

	The company has been engaged on an ongoing basis to bring all of its business critical and ancillary information processing systems year 2000 compliant. The company currently expects the former to be completed by year's end with the ancillary systems to follow in 1998. Operations and costs of these efforts are not expected to be significant as the company implemented a new database and operating system in 1996 in anticipation of this issue.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the second quarter of 1997.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share
	(In thousands, except per share)
					  Three Months Ended     Six Months Ended
					        June 30               June 30
				        1997        1996       1997       1996
Primary
Earnings-Net income			 $18,308     $14,969    $20,140    $16,161

Shares
Weighted average number
  of common shares
  outstanding				  16,590       16,036    16,623      16,079
Additional shares
  assuming conversion of:
    stock options			     183         123        184        127
Average common shares
  outstanding and
  equivalents				  16,773      16,159     16,807     16,206
Primary income per
  common share			 $  1.09     $   .93    $  1.20    $  1.00

Fully Diluted
Earnings
  Net income				 $18,308     $14,969    $20,140    $16,161
  Interest on convertible
    subordinated notes,
    net of taxes			       -         593          -      1,187
  Net income available
    for common
    shareholders			 $18,308     $15,562    $20,140    $17,348
Shares

Weighted average number
  of common shares
  outstanding				  16,590      16,036     16,623     16,079
Additional shares
  assuming conversion of:
    stock options			     186         144        185        153
    convertible notes		       -       1,736          -      1,736
Average common shares
  outstanding and
  equivalents				  16,776      17,916     16,808     17,968
Fully diluted income
  per common share			$   1.09     $   .87    $  1.20    $   .97

-13





	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date  August 13, 1997 				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date  August 13, 1997 				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer




















-14-