Form 10-Q
period 1997-09-30
MEDUSA CORP
filed 1997-11-14
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1997

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1997:

           Common Shares, Without Par Value - 16,882,779 shares










	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

	Consolidated Balance Sheets - September 30, 1997, September 30, 1996 and December 31, 1996

	Consolidated Statements of Cash Flows - Nine months ended
September 30, 1997 and 1996

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Net Income
	(In Thousands, except per share data)

                       Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                             1997        1996        1997           1996
                                         (Unaudited)
Net Sales               $ 117,068   $ 109,295   $  277,092    $  240,363
Costs and Expenses:
   Cost of sales           69,759      65,657      173,723       151,284
   Selling, general and
      administrative        7,073       6,477       22,976        18,977
   Depreciation and
      amortization          4,935       4,379       15,374        12,332
                           81,767      76,513      212,073       182,593

Operating Profit           35,301      32,782       65,019        57,770

Other Income (Expense):
   Interest income             16         254           87           721
   Interest expense          (399)     (1,022)        (809)       (3,015)
   Miscellaneous - net          2         104          240           132
                             (381)       (664)        (482)       (2,162)

Income Before Taxes        34,920      32,118       64,537        55,608
Provision For Income
   Taxes                   11,174      10,024       20,652        17,353


Net Income             $   23,746  $   22,094   $   43,885   $    38,255


Average Common Shares
   Outstanding             16,545      15,946       16,597        16,034


Net Income Per Common
  Share:
   Primary             $     1.41  $     1.38    $    2.61   $      2.37
   Fully Diluted       $     1.41  $     1.27    $    2.61   $      2.23


Cash Dividends Declared
   Per Common Share    $      .15  $      .15    $     .45   $       .45

	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                             September 30,      December 31,
                                             1997       1996        1996
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $   4,698  $  28,282    $  25,045

  Accounts receivable (Note 3)               54,262     48,952       28,708

  Inventories (Note 4)                       30,631     27,375       31,177

  Other current assets                        8,004      6,239        4,490

           Total Current Assets              97,595    110,848       89,420

 Property, Plant and Equipment:
   Cost                                     424,938    374,264      376,186
   Less accumulated depreciation            261,567    250,222      250,457
                                            163,371    124,042      125,729

 Intangible and Other Assets                 37,258     10,530        8,297


                   Total Assets           $ 298,224  $ 245,420    $ 223,446






	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                             September 30,      December 31,
                                             1997       1996        1996
                                               (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:
    Current maturities of
      long-term debt                     $      606  $       41    $       41
    Accounts payable                         16,397      13,568        15,575
    Accrued compensation and
      payroll taxes                           7,449       7,049         7,014
    Other accrued liabilities                13,816      10,983         9,247
    Income taxes payable                      4,440       4,430         2,728
      Total Current Liabilities              42,708      36,071        34,605

  Long-Term Debt                             35,676      61,624         4,084

  Accrued Postretirement Health
    Benefit Cost                             28,623      28,062        27,760

  Accrued Pension, Reserves and
    Other Liabilities                         9,042       3,488         3,027

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          66,682      28,539        57,159
    Retained earnings                       176,349     128,434       140,124
    Unvested restricted common shares           (57)        (70)          (39)
    Unearned restricted common shares        (9,385)     (7,609)       (7,516)
    Currency translation adjustment            (938)       (869)         (930)
      Total Paid in Capital and
        Retained Earnings                   232,652     148,426       188,799
      Less Cost of Treasury Shares          (50,477)    (32,251)      (34,829)
      Total Shareholders' Equity            182,175     116,175       153,970

Total Liabilities and Shareholders'
       Equity                            $  298,224  $  245,420    $  223,446


	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                        1997        1996
Cash Provided From (Used By) Operating Activities:
  Net income                                        $   43,885  $   38,255

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     15,374      12,332
      Provision for deferred income taxes                  648         349
      Postretirement health benefit cost                   290         616
      Increase in working capital                      (26,689)    (21,630)
      Gain on sale of capital assets                      (152)       (144)
  Net Cash Provided From Operating Activities           33,356      29,778

Cash Provided From (Used By) Investing Activities:
  Capital expenditures                                 (19,149)    (16,381)
  Payments for businesses acquired                     (42,750)          -
  Proceeds from sale of capital assets                     110         144

  Net Cash Used By Investing Activities                (61,789)    (16,237)

Cash Provided From (Used By) Financing Activities:
  Issuance of long-term debt                            31,528           -
  Payments on long-term debt                            (5,942)          -
  Purchase of treasury shares                          (11,417)    (12,409)
  Dividends paid                                        (7,661)     (7,337)
  Stock options exercised                                1,578       1,321
  Net Cash Provided From (Used By)
    Financing Activities                                 8,086     (18,425)

Increase (Decrease) In Cash And Short-Term
  Investments                                          (20,347)     (4,884)

Cash And Short-Term Investments At Beginning
  Of Period                                             25,045      33,166

Cash And Short-Term Investments At End Of Period    $    4,698  $   28,282


	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

2.	On August 28, 1997, the company acquired the stock of White
Stone Company of Southwest Virginia ("Castlewood") located in
Castlewood, Virginia for approximately $30.0 million in notes and other liabilities.

3.	Accounts receivable are shown net of allowances of (in
thousands) $2,348, $1,868 and $989 for period ended September
30, 1997, September 30, 1996 and December 31, 1996,
respectively.

4.	Inventories (in thousands):
		                                      September 30,      December 31,
		                                     1997       1996         1996
		    Finished goods                 $ 12,835   $  8,700   $     13,594
		    Work in process                   2,372      3,826          3,424
	    Raw materials and supplies       15,424     14,849         14,159
	                                   $ 30,631   $ 27,375   $     31,177

	Inventories are stated at lower of cost, principally LIFO, or market: replacement cost would be higher by approximately
$7,969, 7,366 and $7,590 as of September 30, 1997, September 30,
1996 and December 31, 1996, respectively. The $4.1 million finished goods increase is attributable to the Lime Crest
Corporation ("Sparta") and Castlewood acquisitions.
-6-


Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

5.	Use of the percentage depletion method, lower effective state income tax rates, and other permanent tax adjustments reduced the company's effective tax rate for both the nine months and third quarter of 1997 and 1996 to 32.0% and 31.2%, respectively, from the federal statutory rate of 35%.

6.	At both September 30, 1997 and December 31, 1996, 50,000,000
Common Shares, without par value, were authorized. At September
30, 1997, 16,882,779 shares were outstanding (16,924,006 at
December 31, 1996).

7.	Primary net income per share is computed by dividing net income by the weighted average number of Common Shares and Common Share equivalents (options) outstanding during the period. Fully diluted net income per share is computed based on the weighted average number of Common Shares and Common Share equivalents outstanding during the period, as if the convertible subordinated notes were converted into Common Shares at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the subordinated notes.

8.	In June 1997, the FASB issued FAS 130, Reporting Comprehensive
Income and FAS 131, Disclosures about Segments of a Enterprise and Related Information. FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities, currency translation adjustment) in a financial statement. The company is in the process of determining its preferred format. FAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources segments. Both statements are effective for the year-end 1998 audited financial statements, however, under FAS 130 a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	All per share amounts are on a fully diluted basis.

	Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

	Net sales for the third quarter of 1997 increased 7% to $117.1 million from $109.3 million in 1996. Cement net sales rose 1% over last year's third quarter reflecting 2% higher prices on a 1% decline in unit volume.

	Aggregate group sales increased 51% for the third quarter and represented 18% of consolidated net sales in the third quarter, up from 13% last year. Nearly 83% of the company's quarterly sales increase reflects the acquisition of Lime Crest
Corporation ("Sparta") in January 1997 and Castlewood in late
August 1997. Excluding these acquisitions, consolidated net sales increased 1% and Aggregates group sales increased 4% over last year's third quarter. James H. Drew sales fell 2% for the quarter and were 7% of the consolidated net sales.

	Cost of sales as a percent of sales was 59.6 and 60.1%, respectively, for the 1997 and 1996 third quarter. Aggregate group's cost of sales as a percent of sales is higher than that of cement. The increased growth in Aggregates at this higher cost of sales offset Cement's 1% improvement in quarter over quarter cost of sales percentage. Production at the four cement plants was at or above 1996 levels and lower plant costs helped reduce cement production costs by 4%. Three of the four cement plants were at or above clinker production levels compared to the prior year. These plants as a group, operated at 111% of annual rated clinker capacity in 1997 compared to a 108% rate in 1996.

	Selling, general and administrative expense for 1997 of $7.1 million, or 6.0% of sales, increased from $6.5 million, 5.9% of sales, in 1996. Substantially all of the $.6 million increase from prior year's quarter is related to the Sparta and Castlewood acquisitions.

	Third quarter depreciation and amortization expense for 1997 of $4.9 million compares to $4.4 million in 1996 reflecting higher restricted share and goodwill amortization and capital spending.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Three Months Ended September 30, 1997 Compared With Three
Months Ended September 30, 1996

	Operating profit for the quarter of $35.3 million compares to $22.8 million in 1996. The improvement in operating results are attributable to the above mentioned reasons.

	Pretax income of $34.9 million increased 8.7% from the $32.1 million in 1996 as the company benefited from $623,000 in lower interest expense due to lower outstanding debt.

	Use of the percentage depletion method, lower effective state income tax rates, and other permanent tax adjustments reduced the company's effective tax rate for both the nine months and third quarter of 1997 and 1996 to 32.0% and 31.2%, respectively, from the federal statutory rate of 35%.

	Net income of $23.7 million, $1.41 per Common Share, increased 7.5% from the $22.1 million, or $1.27 per Common Share, in 1996 for the above mentioned reasons but was minimally offset because the effective tax rate for the period of 32.0% was marginally greater than the 31.1% in 1996.

Nine Months Ended September 30, 1997 Compared With Nine Months
Ended September 30, 1996

	Net income increased 14.7% for the first nine months of 1997 to $43.9 million, or $2.61 per Common Share, compared to a net income of $38.3 million, or $2.23 per Common Share, in 1996.

	Net sales for the first nine month's of 1997 increased to $277.1 million from $240.4 million in 1996. Cement net sales increased 5.7% over last year as unit volumes rose 4.3% and 1.4% higher cement prices.

	Aggregate groups' net sales for the first nine month's of 1997 increased 70.9% (16.6% excluding the impact of the Sparta and Castlewood acquisitions) compared to 1996 as unit volumes improved 36.2% (18.1% excluding acquisitions). The net sales of the acquisitions' represented 6.4% of consolidated net sales for the period. Sales for the company's highway and safety construction operation were up 17.9% and represented 6.0% of consolidated net sales.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Nine Months Ended September 30, 1997 Compared With Nine Months
Ended September 30, 1996

	Cost of sales as a percent of sales for the first nine months of 1997 and 1996 were 62.7% and 62.9%, respectively. Cement capacity utilization was 93.4% in 1997 compared to 90.7% in 1996.

Selling, general and administrative expense of $23.0 million, 8.3% of sales, increased from $19.0 million, 7.9% of sales, in 1996. Costs related to the lapse of the restrictions on certain performance restricted share awards (reflecting the relatively stronger market performance over time of the company's Common Shares compared with its peer group) and the increases related to the acquisitions are the principal causes for this $4.0 million increase.

Depreciation and amortization expense increased $3.0 million to $15.4 million from $12.3 million in 1996 reflecting higher restricted stock and goodwill amortization and increased depreciation related to levels of capital and acquisition spending.

	Operating profit for the first nine month's of 1997 of $65.0 million compares to $57.8 million in 1996. The improvement in operating results is mainly attributable to the increased sales revenue for the various units while maintaining overall cost margins for those sales but offset by the costs associated with the lapse of the performance restricted shares, increased depreciation and acquisition related increases in selling, general and administrative expenses as mentioned above.

	Both interest income and expense are lower than the previous year's first nine month's as the redemption of the company's 6% convertible subordinated notes in October, 1996 decreased cash and outstanding debt. Interest income decreased $634,000 from the prior year primarily due to lower levels of marketable securities while interest expense decreased by $2.2 million for the same period due to lower outstanding debt. In addition, the cash purchase of Sparta and the repayment of debt assumed on the purchase reduced cash and short-term investments thereby decreasing interest income generated in the period compared to last year's same period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Nine Months Ended September 30, 1997 Compared With Nine Months
Ended September 30, 1996

	Use of the percentage depletion method, lower effective state income tax rates, and other permanent tax adjustments reduced the company's effective tax rate to 32.0% and 31.2% for the first nine month's of 1997 and 1996, respectively, from the federal statutory rate of 35%.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.

	Liquidity and Capital Resources

	At September 30, 1997, the company had $4.7 million of cash and short-term investments. The company has available an unsecured
$65.0 million five-year revolving credit facility ("revolver") for general corporate purposes that expires December 31, 2001, and unsecured bank lines of credit totaling $25.0 million. At
September 30, 1997, no amounts were outstanding under any of these facilities.

	Working capital at September 30, 1997, was $19.9 million lower than at September 30, 1996, as the redemption of the company's
6% convertible subordinated notes, capital spending and the cash acquisition of Sparta have decreased current cash balances by $23.6 million. Increases in accounts payable and other accrued liabilities account for much of the remaining reduction in working capital. The ratio of current assets to current liabilities was 2.3:1 at September 30, 1997, 3.1:1 at September
30, 1996, and 2.6:1 at December 31, 1996.

	Capital expenditures were $19.1 million compared to $16.4 million for the first nine months of 1997 and 1996, respectively. This level of capital expenditures relates to the company's commitment to make capital improvements designed to enhance productivity, reduce operating costs and expand clinker capacity. Additionally, the company has acquired assets via cash and debt totaling $42.8 million in 1997 reflecting the company's strategy to grow in the home & garden and industrial limestone markets.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

	During the third quarter the company announced that its Board of Directors had approved a major modernization and expansion project at its Clinchfield, Georgia cement plant and related facilities. The company anticipates that the $56 million project will significantly reduce cash costs of the Clinchfield complex and increase clinker output about 175,000 tons per year to about 760,000 annual tons. Financing for the project will be through cash provided from operations supplemented by either short and/or long-term borrowings as needed.

	The company remains optimistic that its cement plants will continue to operate at practical capacity for the remainder of 1997 and that its shipments for the year will exceed 1996 levels.

	The company is continuing on an ongoing basis to bring all of its business critical and ancillary information processing systems year 2000 compliant. The company currently expects the former to be completed by year's end with the ancillary systems to follow in 1998. Operations and costs of these efforts are not expected to be significant as the company implemented a new database and operating system in 1996 in anticipation of this issue.

	Subsequent Event

	On October 2, 1997, the company acquired the stock of Lee Lime Corporation based in Lee, Massachusetts for $17.5 million, net of cash acquired. This acquisition combined with the company's
Thomasville, Sparta and Castlewood operations give the company a significant added presence in home & garden and industrial limestone products in the Eastern half of the United States.



Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the third quarter of 1997.

Exhibit 11 - Statements Re Computation of Per Share Earnings

	Computation of Primary and Fully Diluted Income Per Common Share
	(In thousands, except per share)
					  Three Months Ended    Nine Months Ended
					     September 30          September 30
				        1997        1996       1997       1996
Primary
Earnings-Net income			 $23,746     $22,094    $43,885    $38,255

Shares
Weighted average number
  of common shares
  outstanding				  16,545      15,946     16,597     16,034
Additional shares
  assuming conversion of:
    stock options			     240         115        202        123
Average common shares
  outstanding and
  equivalents				  16,785      16,061     16,799     16,157
Primary income per
  common share			 $  1.41     $  1.38    $  2.61    $  2.37

Fully Diluted
Earnings
  Net income				 $23,746     $22,094    $43,885    $38,255
  Interest on convertible
    subordinated notes,
    net of taxes			       -         593          -      1,780
  Net income available
    for common
    shareholders			 $23,746     $22,687    $43,885    $40,035

Shares
Weighted average number
  of common shares
  outstanding				  16,545      15,946     16,597     16,034
Additional shares
  assuming conversion of:
    stock options			     273         133        214        146
    convertible notes		       -       1,736          -      1,736
Average common shares
  outstanding and
  equivalents				  16,818      17,815     16,811     17,916
Fully diluted income
  per common share			 $  1.41     $  1.27    $  2.61    $  2.23

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date 11/14/97                  				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date 11/14/97                  				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer