Form 10-K405
period 1997-12-31
MEDUSA CORP
filed 1998-03-27
CIK 64674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _______

      Commission file number 1-1274-2
                             ---------

                               MEDUSA CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                         34-0394630
---------------------------------                    ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

3008 MONTICELLO BLVD., CLEVELAND HTS., OHIO                    44118
-------------------------------------------          -----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (216) 371-4000
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
        Title of each class                           on which registered
        -------------------                           -------------------

Common shares without par value                       New York Stock Exchange
-------------------------------                       -----------------------

Securities registered pursuant to Section 12 (G) of the Act:

                                    None
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 27, 1998, the number of shares of common stock outstanding was 16,671,699. As of such date, the aggregate value of voting stock held by nonaffiliates, based upon the closing price of these shares on the New York Stock Exchange, Inc. was approximately $722,338,200.

                                     PART I
                                     ------

Item 1. BUSINESS

GENERAL
-------

The company operates in three business segments. The company's Cement Group produces and sells gray portland cement and masonry cement. Its Aggregates Group mines, processes and sells construction aggregates, home and garden and industrial limestone products. Its James H. Drew Corporation subsidiary provides construction services for highway safety. The company's operations are conducted principally in the eastern half of the United States. See additional information relating to financial and operating data on a segment basis contained in Part II, Item 8.

The company's business is seasonal, particularly in northern markets, with stronger sales during the spring, summer and fall and lower sales during the winter. Additional information relating to the company's quarterly results is contained in Part II, Item 8.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections concerning the general state of the economy and the industry and market conditions in certain geographical locations in which the company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or other factors.

    THE CEMENT GROUP
    ----------------

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

There are two basic methods of clinker production. The older "wet" process involves mixing the raw materials with water to form a slurry that is reacted in the kiln. This process involves the use of a large amount of fuel, but enables the raw materials to be handled and mixed easily. In the more fuel-efficient "dry" process, the slurrying step is eliminated and clinker is produced by reacting only the dry raw materials. Even more fuel-efficient processes involve preheater and preheater/precalciner techniques that recycle excess heat from the kiln to either preheat or to enhance chemical reaction of the raw materials prior to their

PART I
introduction into the kiln. The company estimates that, in general, the energy consumed to produce cement from a dry process preheater/precalciner kiln is approximately 40% less than a wet process kiln. All the company's kilns use the dry process.

Based on the most current data available from the U. S. Geological Survey Department, the average price of a ton of portland cement in 1997, F.O.B. the point of sale, was $59.69. Cement markets tend to be regional because of the low price of cement relative to its weight, making cost of transportation an important factor in the industry. The company estimates that the approximate distance that one ton of cement can be transported for the same relative cost is 500 miles by water vessel, 60 miles by rail and 20 miles by truck. As a result, cement plants whose products can be transported only by truck or rail tend to serve relatively small geographic markets (typically not in excess of a 200 mile radius of the plant), while plants with access to water transportation are able to efficiently serve considerably larger geographic markets. The market served by a cement plant may be extended through the use of distribution terminals to which cement is transferred in bulk and inventoried for sale to customers in surrounding areas.

    DEMAND

Demand for cement is correlated to cyclical construction activity, which, in turn, is influenced largely by national and regional economic conditions, including (particularly in the case of residential construction) prevailing interest rates. In addition, levels of government spending on infrastructure improvement affect cement consumption. Demand for cement has traditionally been seasonal, particularly in northern markets where inclement weather affects construction activity. According to the Portland Cement Association ("PCA"), total annual cement consumption (i.e.: the total demand for both portland and masonry cements) in the United States over the past 20 years has ranged from a low of 66 million tons in 1982 to a high of 106 million tons in 1997, generally corresponding to the prevailing economic conditions and construction activity. Portland cement consumption in the United States in 1997 was about 102 million tons, of which approximately 21% was used in residential construction, 24% in non-residential construction, and the remainder in public construction, such as infrastructure.

The company believes increased government spending on infrastructure improvement should have a favorable impact on future cement demand. Enactment of the Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA), which authorized the appropriation of federal funds primarily for construction and improvement of highways, bridges and mass transit systems, reflected Congressional recognition of the need for national infrastructure repair and replacement. Future demand for cement for infrastructure improvement will depend on the level of funding made available for such purpose by federal, state and local governments. ISTEA expired in 1997 and legislation is currently before the Congress to enact similar legislation for the 1998-2003 period at higher levels of spending.

                                     PART I
                                     ------

Item l. BUSINESS (continued)

    SUPPLY

According to current statistics published by the PCA, United States clinker production capacity decreased from 91.1 million tons to 83.1 million tons, or by approximately 8%, from 1975 to 1995. Statistics published by the U. S. Geological Survey Department and the PCA indicate that from 1975 to 1995 the number of cement companies operating in the United States has dropped from 57 to 46, and in 1995 the 10 largest of such companies accounted for approximately 59% of total United States production capacity for clinker. The company believes that domestic production will remain inadequate to meet demand going into the next century. With an approximate 18.5 million ton shortfall between supply and demand, imports will continue to be needed to supplement domestic demand. That shortfall, the company believes, is due principally to the unfair dumping of imports into the United States during the 1980's, when the domestic industry was forced to divest itself of a significant portion of its capacity. Presently, with the dumping duties imposed against offenders by the International Trade Commission in 1990 and 1991, the United States industry is becoming healthier and is now able to afford to reinvest in itself. However, because of the extent of capital investment required and the long lead times associated with establishing new or re-opening closed facilities, the company only expects about 7 million tons of incremental domestic cement production capacity will be added over the next three to five years unless cement prices increase significantly on a sustained basis over current levels.

Imports of cement and clinker, which have had the most impact on markets along coastal and southern border areas of the United States, with ripple effects elsewhere, have varied from a high of 19% of total United States consumption in 1987 to a low of 8% in 1992, to an estimated 18% in 1997, according to the latest U. S. Geological Survey Department figures. Factors influencing imports have included the effect of anti-dumping actions brought against several foreign importers, which resulted in the imposition of substantial duties on cement and clinker imports from various countries beginning in 1990, changes in domestic and foreign demand and rising ocean shipping rates. Increased ownership of import facilities by domestic producers has also contributed to a more orderly flow of imports into the United States. Cement production is capital-intensive and involves high fixed costs. As a result, plant capacity utilization levels are an important measure of a plant's profitability, since incremental sales volumes tend to generate increasing profit margins. The PCA has estimated that total United States cement plant capacity utilization was 96.0% for 1997.

                                     PART I
                                     ------

Item l. BUSINESS (continued)

    PRICE TRENDS

Due to the lack of product differentiation, competition in the cement industry is based largely on price. Service and location of plants and terminals are also competitive factors. Notwithstanding favorable construction activity during the 1980's, cement prices remained relatively low due to the impact of lower-priced imported cement. Until 1993, United States portland cement prices remained flat due to the downturn in general economic conditions and consequent declines in construction activity. However, gradual improvement in the United States economy, coupled with reduced domestic production capacity, have led to supply and demand relationships more favorable to cement producers, resulting in increased cement prices. In 1996, heavy demand coupled with limited domestic supply enabled the company to increase prices by 5% over 1995 levels. Then in 1997, with continued strong demand, price increases that were effective April 1, 1997, and April 1, 1996, allowed the company's average price of cement to rise 2% over 1996. The company expects these favorable market conditions to continue in 1998 and has announced cement price increases of up to $4.00 per ton in its northern market and up to $3.00 per ton in its southern markets, effective April 1, 1998.

    GENERAL

As the economy experienced its sixth consecutive year of expansion in 1997 that featured modest growth and low inflation, the current construction cycle followed in tandem. The housing sector retained its resiliency due to steadily falling mortgage rates, high levels of consumer confidence and favorable demographics. Nonresidential building (retail, industrial and office building) continued to show strength reflected by lower vacancy rates and public construction remained at historical high levels.

Modest increases in all three construction sectors last year resulted in the fourth consecutive year of record-setting cement consumption in the United States, estimated at about 102 million short tons compared to 100 million short tons in 1996. Cement supply was adequate to meet domestic requirements, as U.S. plants again operated at near capacity and imports were readily available (up almost 21% over 1996 levels) to supplement domestic production shortfalls.

The construction outlook for 1998 is encouraging. With economic expansion expected to extend for its seventh consecutive year and with very few signs of overbuilding, the company expects construction activity to remain at or near current high levels. Housing should reflect a modest decline, reflecting a slight slowdown in the economy and some abatement to pent-up demand. However, low vacancy rates and favorable demographic trends should translate into increased activity for office building and institutional construction.

The company is optimistic that new highway legislation (ISTEA) will be passed this year which will authorize high levels of funding compared to the former bill (on average $20.5 billion annually). The pending House highway measure calls for 33% increase in funding over the expired levels, compared to a 20% funding increase from a comparable Senate measure. Highway and bridge building activity is the largest segment of public construction, which accounts for more than 50% of total domestic cement demand.

PART I

As U.S. construction markets remain at lofty heights, cement consumption should remain close to its record levels of the past four years. In spite of plant expansions expected to come on line over the next several years, cement industry fundamentals are not expected to change very much. Demand is expected to remain at high levels and domestic production will still be inadequate to meet consumption requirements, which generates additional pricing and profit potential.

In an effort to satisfy the strong product demand, our four cement plants achieved a 94.3% capacity utilization in 1997. The company's focused business strategy enables the company to position itself to capitalize upon favorable market conditions. The principal elements of this strategy are: a concentration on its core business, a constant drive to lower operating costs, centralization of pricing decisions and the maintenance of a lean management organization. In furtherance of that strategy, the company realized the benefits from the completion in 1997 of several projects designed to incrementally increase cement capacity, as its Clinchfield, Charlevoix and Demopolis plants had record production years.

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

Management believes that the Charlevoix plant is among the lowest cost cement production facilities in the Great Lakes region. This is due to its use of a single modern preheater/precalciner kiln which provides significant energy savings over other dry and wet process kilns. In 1995, Charlevoix implemented an artificial intelligence kiln control system and an automated process control instrumentation system to enhance productivity and reduce operating costs. The layout of the plant also results in an efficient utilization of manpower. Charlevoix's deep-water shipping location and water-based terminals enable about 90% of cement produced to be shipped by water, the lowest cost method of long-distance distribution, via the Medusa Conquest or the Medusa Challenger. These company owned vessels have a combined capacity of 20,000 tons per load.

Southeast. The company has two plants and ten terminals in the Southeast regional market: the Clinchfield, Georgia plant, acquired from Penn Dixie Corporation and extensively rebuilt in 1972, and the Demopolis, Alabama plant, built in 1977. The Demopolis plant serves water-based terminals in Chattanooga, Tennessee and Decatur, Alabama with up to six river barges.

                                     PART I
                                     ------

Item l.   BUSINESS (continued)

Together, the two plants also serve eight rail/truck terminals in Alabama, Florida and Georgia. The two plants have benefited from the 1996 completion of the cement terminal in Forest Park, Georgia. Since the plants are located 240 miles apart, a number of marketing and manufacturing synergies exist, including the ability to alternatively ship to eight terminals, to specialize in certain cement products and packaging, and to rationalize distribution in what are the two plants' overlapping markets.

Largely because both the Demopolis and Clinchfield plants operate energy-efficient preheater kilns, management believes that they are among the lowest cost production facilities in the region. In 1997, the Demopolis plant burned waste derived liquid fuel (WDLF) for about 35% of its current fuel needs. The Clinchfield plant burns waste whole tires as an alternative kiln fuel and has been able to reduce its coal usage by up to 20%.

In 1997, the company began a $56.0 million dollar modernization and expansion project at its Clinchfield plant and related distribution facilities. The project is expected to increase clinker capacity by 175,000 tons to 760,000 tons annually and lower cash costs at the plant by more than 20%. Project completion is targeted for early 1999, with full production anticipated in mid-1999. The project includes two new distribution terminals to accommodate the additional tonnage. The terminals are expected to be operational in late 1998.

Western Pennsylvania/Northeastern Ohio. Significant steps were taken in 1996 to improve the long-term profitability of the company's Wampum plant, located between Pittsburgh, Pennsylvania and Youngstown, Ohio, serving markets as far east in Pennsylvania as State College, as far south as Wheeling, West Virginia, and as far west in Ohio as Columbus and Toledo. The Wampum plant services its Columbus terminal by both rail and truck. A new three-year labor agreement that contained a reduction-in-force agreement allows for lower cost quarry stripping and stone hauling. The quarry operation was combined with the company's West Pittsburg aggregate operation allowing for further work force reductions, reduced capital spending, quarry development costs and better utilization of the dragline. This 40-cubic yard dragline was placed in service in April 1994 and replaced two smaller less efficient units. Demand in this region continues to grow slowly. Supply has remained relatively constant, with no new plants or major capacity expansions having occurred in the last six years or expected by management in the foreseeable future.

Management believes that the Wampum plant's three dry kilns give it an operating cost advantage over its wet process competitors in the region. The Wampum plant also had the advantage in 1997 of obtaining about 17% of its coal needs from its nearby limestone quarry which contains coal reserves. Since 1985, the Wampum plant has burned WDLF, supplying about 33% of its fuel needs in 1997.

                                     PART I
                                     ------

Item l. BUSINESS (continued)


    ENERGY

Cement manufacturing is an energy intensive process, using fuel to fire kilns and electricity to grind raw materials into kiln fuel and clinker into finished cement. The company has been an innovator in burning alternative fuels, such as WDLF and whole tires at its plants as a coal replacement. The company has burned whole tires at its Clinchfield plant since 1990. The company has entered into arrangements with independent contractors (which, in turn, contract with suppliers of alternative fuel) which allow the company to reduce its energy costs by receiving WDLF either at a profit through tipping fees or at a nominal charge. In 1985, at its Wampum cement plant, the company became one of the first such facilities to burn WDLF. The company also burns WDLF at its Demopolis plant. The favorable economics of burning WDLF are significantly influenced by the tipping fees and the cost of environmental regulation, which has been increasing. The company is constantly evaluating the potential for and use of alternative fuels in its ongoing effort to help conserve scarce natural resources, utilize waste in a productive manner and reduce materials that might otherwise take up valuable space in landfills. The company will use alternative fuels where it is environmentally and economically prudent and provided it continues to permit the company to maintain the safe and profitable operation of its facilities. The company also seeks to minimize its energy costs by running its grinding mills, whenever possible, during off-peak demand periods.

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

    CUSTOMERS AND MARKETING

The company's cement operations have over 1,400 customers which are primarily ready-mix concrete dealers. No single customer accounts for more than 4% of total consolidated sales. The company's marketing efforts are focused on maximizing profitability, rather than market share. This sales strategy is facilitated by the company's policy that pricing decisions (including the decision whether to meet lower competitive prices) are made only in the company's Cleveland headquarters. Further, decisions whether to extend credit are made centrally by financial management. Sales personnel are critical in developing and maintaining relationships with, and providing technical assistance to, customers. They also facilitate production planning by meeting with customers regularly to discuss future requirements. Distribution management plays a critical role in helping to maximize production output and shipment volumes.

                                     PART I
                                     ------

Item l. BUSINESS (continued)

    COMPETITION

Generally, market conditions in the cement industry are cyclical and highly price-competitive. Because there is generally no product differentiation, cement is marketed as a commodity, with price as the principal method of competition. To some extent, factors other than price, such as service, delivery time and proximity to the customer, are competitively important. The number and size of the company's competitors differ from market area to market area. The company estimates that it competes with 28 cement manufacturers in its overall market areas and between 5 and 10 producers within each sales region. Competitors include domestic and foreign producers and importers. Because cement has a low value-to-weight ratio, cement companies with access to water-based transportation have a significant advantage in shipping over land-locked plants and terminals.

    THE AGGREGATES GROUP

The Aggregates Group mines, processes, packages and sells three types of product: construction aggregates, home and garden products, and industrial limestone. In 1997 and 1998, the company has taken steps that will give it a significant added presence in the home and garden and industrial limestone markets in the eastern half of the United States.

In January 1997, the company acquired Lime Crest Corporation, who's operations include a quarry, processing facility and pelletizing plant in Sparta, New Jersey and a quarry in Franklin, New Jersey. Products include construction aggregates, bulk and packaged agricultural limestone, decorative stone, washed sand, water conditioning products and industrial fillers.

In August 1997, the company acquired White Stone Company of Southwest Virginia, an industrial limestone and aggregates producer with operations in Castlewood, Virginia and a limestone pelletizing plant in Paradise, Pennsylvania. Products include home and garden pelletized limestone and gypsum, pulverized limestone, Micro-pellet limestone and gypsum, industrial limestone and construction aggregates.

In October 1997, the company acquired Lee Lime Corporation, a producer of limestone, quicklime, hydrated lime and packaged cement mixes based in Lee, Massachusetts. Products include home and garden and other industrial, construction and agricultural limestone.

In January 1998, the company acquired Commonwealth Stone, a producer of crushed stone in Bowling Green, Kentucky. Operations include a 200 acre quarry that produces about 400,000 tons of construction aggregates per year.

The combination of these newly acquired operations with the company's previously owned nine crushed stone plants (in Bardstown, Butler, North and South Bowling Green and Hartford, Kentucky; Columbia, Missouri; Lenoir, North Carolina; and West Pittsburg, Pennsylvania) and the company's high calcium limestone operation in Thomasville, Pennsylvania have measurably increased the market presence in each of the Aggregates Group's three lines of business. The company now expects the Aggregates Group will represent approximately one-quarter of Medusa's future consolidated sales.

                                     PART I
                                     ------

Item l. BUSINESS (continued)

    CONSTRUCTION AGGREGATES

The company expects that approximately 45% of Aggregates Group future sales will be in the construction aggregates product line. These operations mine, crush, screen, and sell various sizes of aggregates to the construction industry, primarily concrete for use in asphalt and concrete applications, such as roads, base material, drainage blankets, erosion control and other applications. The company estimates its annual capacity at about 7 million tons. Construction aggregates are marketed as commodities and as such pricing is the principal method of competition. Most aggregates are sold within a radius of 35 miles from the plant and are shipped to the customer by truck. The company estimates that it has approximately a 20% market share of the estimated $200 million combined market size it serves. The company's construction aggregates business has approximately 3,000 customers. The company believes that it is the among the low-cost producers in its primary markets. The company maintains its low-cost position through cost-improving plant and quarry modifications and through other continuous cost improvement programs.

    HOME AND GARDEN

The company expects that approximately 40% of the Aggregates Group future sales will be in the home and garden product line. The current operations mine, process, package and distribute to both consumer and commercial markets throughout the eastern half of the U.S. Over 150 products for lawn care, gardening, landscaping and do-it-yourself construction are shipped directly to over 3,500 retail garden centers and home improvement outlets. Commercial markets including golf course, lawn care, grounds maintenance, water conditioning, and agriculture are served with over 60 specialty products. Limestone is applied to lawns and crop fields to correct soil acidity primarily in states east of the Mississippi river, where soil acidity is a problem. The company believes it has approximately a 38% share of the pelletized limestone market it serves. The company estimates that its three pelletizing operations have combined annual capacity of over 200,000 tons. Other core products include pelletized gypsum, hydrated lime, white marble chips, natural colored landscaping stone, and packaged concrete mixes. The U.S. lawn and garden industry reached $76 billion sales at retail in 1997 and expects growth to continue at approximately 7-10% on average annually.

    INDUSTRIAL LIMESTONE

The company expects that approximately 15% of the Aggregates Group future sales will be in the industrial limestone product line. Chemical grade limestone is sold to industrial customers for use in the manufacture of white cement, to supply calcium for livestock and poultry feeds, and to neutralize acidic soil for more efficient crop growth. White stone is pulverized to a fine powder and used in joint compounds, caulk, carpet padding, floor tile, paints, plastics and paper. Limestone not meeting chemical and color specifications is reduced to powder and sold as filler to manufacturers of asphalt shingles.

                                     PART I
                                     ------

Item l. BUSINESS (continued)

    RESERVES

Plant by plant, and at current construction aggregates production levels, 95% of the company's various mineral reserves will last from 10 years to over 50 years, while 5% will last less than 10 years. At current limestone production levels almost 100% of the company's various mineral reserves will last from 30 years to over 100 years.

    HIGHWAY SAFETY CONSTRUCTION

The James H. Drew Corporation ("Drew"), a wholly-owned subsidiary of the company, operates generally in the mid-western states installing highway safety systems such as guard rails, traffic signals, signs, and highway lighting. Although Drew functions primarily as a subcontractor to paving and bridge contractors, approximately 30% of its work is bid directly to state highway departments and municipalities.

BACKLOG

Management does not believe that backlog is material to an understanding of Medusa's business, because long-term contracts generally comprise only a small portion of total sales.

EMPLOYEES

As of December 31, 1997, the company had about 1,300 employees. The company's business is seasonal and employment therefore declines from August 31 to December 31 of each year. Most of the company's hourly employees in its cement operations are represented by labor unions. Labor agreements with the local union of the United Cement, Lime, Gypsum and Allied Workers Division (International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, AFL-CIO) covering the hourly workers at the Clinchfield and Charlevoix plants expire on April 30, 1998. Management anticipates orderly negotiations resulting in a new collective bargaining agreement by the expiration date noted above. Contracts with the locals of the same union covering the hourly workers at the Wampum plant expire on April 30, 1999, at the Demopolis plant expire on April 30, 2000 and at the Lee plant expire on May 31, 1999. The contract with the United Steel Workers of America Local #13051-7 covering the Thomasville hourly employees expires on April 30, 2000.

ENVIRONMENTAL MATTERS

See "Environmental Matters" in Part II, Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" below.

                                     PART I
                                     ------

Item 2. PROPERTIES

Medusa's principal physical properties are utilized by its Cement and Aggregates Groups.

Cement operations consist of four cement plants and a total of 20 distribution terminals. All four of the company's plants are fully integrated, from limestone mining through bulk cement production, and all possess at least 50 years of limestone reserves. The annual rated cement and clinker capacities of Medusa as of February 28, 1998, are shown in the following table:

Regional                                                Capacity in Tons
Market             Plant Location                  Clinker               Cement         Kiln Type
-----------        --------------                  --------              ------         ---------
Great Lakes        Charlevoix, Michigan             1,426,000           1,500,000       Preheater/precalciner
Southeast          Demopolis, Alabama                 824,000             868,000       Preheater
Southeast          Clinchfield, Georgia               620,000             809,000       Preheater
W. PA/N.E. OH      Wampum, Pennsylvania               750,000             750,000       Long-Dry
                                                    ---------           ---------
                                                    3,620,000           3,927,000
                                                    =========           =========

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

The company's cement plants, as a group, operated at 94.3% of annual rated clinker capacity in 1997 (93.7% in 1996).

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

The Aggregates Group primary facilities consist of quarries, crushing, processing, pelletizing, packaging, storage and warehousing facilities. Location and further description of these facilities is included in Item 1.

During 1997, the company operated at 43 total locations in 16 states and Canada. Property, including those described above, is as follows:

                   Number of buildings             339
                   Square feet of buildings  1,726,720
                   Total acreage                16,321

Of the total acreage above, approximately 958 acres are leased.

                                     PART I
                                     ------

Item 3. LEGAL PROCEEDINGS

See "Environmental Matters" section under Part II, Item 7. "Management's Discussion of Results of Operations and Financial Condition" below.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II
                                    -------

Item 5.     MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED
            STOCKHOLDER MATTERS

New York Stock Exchange Composite Price Per Share                                           Dividends Per Share
-----------------------------------------------------------------------           ----------------------------------
                        1997                              1996                           1997                1996
-----------------------------------------------------------------------           -----------------------------------
               HIGH             LOW              High              Low

1st            41 1/8          33 1/4            31 1/4          25 1/4            $   .15               $   .15
2nd            41              35 1/4            31 1/4          28 1/4                .15                   .15
3rd            50 1/2          38 3/8            32 5/8          27 1/4                .15                   .15
4th            48 15/16        35 9/16           35 1/8          30 5/8                .15                   .15
                                                                                   -------                ------
                                                                                   $   .60                $  .60

The number of shareholders of record is 4,439 as of February 27, 1998. On February 23, 1998, the Board of Directors announced a quarterly dividend of $.15 per common share.

Item 6.      SELECTED FINANCIAL DATA

Five-year summary of financial data as of and for the Year Ended December 31:

                                                         1997          1996           1995            1994           1993
------------------------------------------------------------------------------------------------------------------------------
                        (In thousands, except per share data, percents and ratios)

NET SALES                                            $375,958      $323,377       $293,327        $276,293       $248,038

OPERATING PROFIT                                       85,007        81,579         69,390          52,107         33,141

NET INTEREST EXPENSE                                   (1,318)       (2,519)        (5,350)         (6,264)        (5,916)

MISCELLANEOUS                                             147           145           (193)             (6)          (500)
                                                     --------      --------       --------        --------       --------

INCOME BEFORE PROVISION FOR
  TAXES                                                83,836        79,205         63,847          45,837         26,725

INCOME TAXES                                           26,807        24,945         20,635          15,957          8,526
                                                     --------      --------       --------        --------       --------

INCOME BEFORE EXTRAORDINARY
  ITEM AND A CHANGE IN
  ACCOUNTING PRINCIPLE                                 57,029        54,260         43,212          29,880         18,199

EXTRAORDINARY ITEM, NOTE H (1996),
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING FOR
  INCOME TAXES(1993)                                        -        (1,770)             -               -            711
                                                     --------      --------       --------        --------       --------

NET INCOME                                          $  57,029      $ 52,490       $ 43,212        $ 29,880       $ 18,910
------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE:
  BASIC                                                 $3.44         $3.38(A)       $2.70           $1.83          $1.12(B)
  DILUTED                                               $3.41         $3.15(A)       $2.54           $1.76          $1.09(B)
------------------------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                             16,579        16,054         16,018          16,334         16,268
     DILUTED                                           16,723        17,894         17,960          18,215         16,677
------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
  Capital expenditures                              $  24,560        19,806       $ 25,345        $ 14,694       $ 15,372
  Payments for businesses
   acquired                                            30,204             -              -               -         50,511
  Depreciation and amortization                        18,153        13,354         14,772          13,369         11,625
  Total assets                                        306,513       223,446        219,578         218,600        204,177
  Interest-bearing debt                                36,242         4,125         61,665          96,300         96,300
  Shareholders' equity                                190,676       153,970         95,548          59,973         51,477
  Capital employed                                    226,918       158,095        157,213         156,273        147,777
  Return on average capital
   employed                                                30%           33%(C)         28%             20%            16%(C)
  Current ratio                                           1.7           2.6            2.8             1.5            3.2
------------------------------------------------------------------------------------------------------------------------------

-----------------
(A) Excluding ($.11) basic, ($.10) diluted for extraordinary charge from redemption of convertible subordinated notes.
(B) Excluding non-cash credit of $.04 per common share for cumulative effect of a change in accounting for income taxes.
(C) Calculated on income after extraordinary item (1996) and before cumulative effect of a change in accounting (1993).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
YEAR 1997 COMPARED WITH 1996

Net sales for the year ended December 31, 1997, increased to $375.9 million from $323.4 million in 1996. Cement net sales rose 7% over last year on 5% unit volume increases and price increases implemented in April of 1997 and 1996 which resulted in 2% higher cement prices over 1996. Charlevoix and Wampum volume rose 8.7% and 8.2%, respectively, while Demopolis' and Clinchfield's volumes remained flat. These increases are chiefly attributed to the record U.S. demand as it affected the company's markets.

Aggregate's Group net sales for the year rose 71% over 1996. Approximately 58% of the increase is due to three acquisitions made during the year. Including the acquisitions, unit volume increased 39% with a 23% unit price increase. Without the acquisitions sales increased 13% over 1996 with a 14% increase in volume and flat prices.

Overall, cost of sales increased from year to year due to variable costs of increased sales.

Cost of sales as a percent of sales rose from 62.2% in 1996 to 63.2% in 1997. This increase is due primarily to the fourth quarter approximately $4 million pretax ($2.7 million after tax) charge related to environmental matters at the Charlevoix, Michigan cement plant. This was partially offset by increased cement volumes and prices and the continued high capacity utilization of 94.3% in 1997 compared to 93.7% in 1996.

Selling and administrative expense as a percent of sales increased to 9.3% from 8.5% in 1996. Of this $7.6 million increase over 1996, $3.1 million is due to higher restricted stock award vesting and related benefits in 1997 than in 1996. Additional personnel due to the acquisitions, higher salaries, related personnel costs and outside service costs and other inflationary pressures caused the remaining increase.

Depreciation and amortization expense increased $4.8 million to $18.2 million from $13.4 million in 1996. The increase related primarily to additional amortization of goodwill and property depreciation due to the acquisitions made in 1997. Increased capital spending added to this number.

As a result of the above factors operating profit increased to $85.0 million for 1997 compared with $81.6 million for 1996.

Interest income decreased $1 million resulting from lower average cash and short-term investment balances as well as lower overall interest rates.

Interest expense of $1.5 million decreased $2.2 million from $3.7 million in 1996 due to the redemption of the 6% convertible subordinated notes on December 2, 1996.

The company's effective tax rate of 32.0% for 1997 was lower than the federal statutory rate of 35.0% primarily due to percentage depletion deductions.

Per share amounts are all presented on a diluted basis, and for 1996, after the extraordinary charge. Net income for 1997 of $57.0 million, or $ 3.41 per common share, compares with a net income of $52.5 million, or $3.05 per common share in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

YEAR 1996 COMPARED WITH 1995
Net sales for the year ended December 31, 1996, increased to $323.4 million from $293.3 million in 1995. Cement net sales rose 11% over last year as 6% unit volume increases and price increases implemented April 1, 1996 and April 1, 1995, resulted in 5% higher cement prices over 1995. U.S. cement demand in 1996 exceeded 1995's record levels. Charlevoix, Clinchfield and Demopolis volume rose 7.9%, 7.3% and 6.5%, respectively, while Wampum's volume was flat. These increases are chiefly attributed to the record U.S. demand as it affected the company's markets.

Aggregate's net sales for the year rose 6% over 1995 on 4% higher unit volume and 2% price increases. Net sales at the company's highway and safety construction operation rose 16% over 1995.

Cost of sales as a percent of sales fell to 62.2% in 1996 compared with 63.1% in 1995. The reduction was due primarily to increased cement volumes and prices and continued high capacity utilization of 93.7% in 1996 compared to 92.3% in 1995. Fourth quarter 1996 cost of sales were also reduced by favorable physical inventory adjustments of $1.4 million, principally from higher than estimated production realized at three of four cement plants. However, a second quarter $1.2 million one-time pretax charge, $.8 million after-tax, or $.04 per common share, for the company's voluntary early retirement incentive program negotiated at the Wampum plant and higher annual worker's compensation costs partially offset the favorable impacts on cost of sales.

Selling and administrative expense as a percent of sales increased to 8.5% in 1996 from 8.0% in 1995. Higher salaries, wages, related personnel costs, outside service costs, increased bad debt expenses and other inflationary pressures caused this overall increase.

Depreciation and amortization expense decreased $1.4 million to $13.4 million from $14.8 million in 1995. Lower levels of capital expenditures and the closure of Edinburg in 1995 which added $.9 million of depreciation that year account for the decrease.

Operating profit for 1996 of $81.6 million compares with $69.4 million in 1995.

Interest income decreased $1.1 million resulting from lower average cash and short-term investment balances as well as lower overall interest rates. Interest expense of $3.7 million decreased $3.9 million from $7.6 million in 1995 resulting from both the payment of $35.0 million of 10% unsecured Senior Notes on December 15, 1995 and the redemption of the 6% convertible subordinated notes on December 2, 1996.

The company's effective tax rate of 31.5% for 1996 was lower than the federal statutory rate of 35% and the 32.3% in 1995 principally due to a higher percentage depletion deduction and lower effective state tax rates.

Net income for 1996 of $52.5 million, or $3.05 per common share, compares with a net income of $43.2 million, or $2.54 per common share, in 1995.

ENVIRONMENTAL MATTERS
In common with other producers engaged in similar operations, the company is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, as well as the handling, treatment, storage and disposal of waste materials. Compliance with increasingly stringent standards has resulted in higher expenditures for both capital

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

improvements and operating costs. Capital expenditures for environmental compliance were $1.6 million in 1997 and $1.2 million in 1996, and are estimated to be $4.4 million in 1998.

    CEMENT KILN DUST

Cement kiln dust ("CKD"), a by-product of cement manufacturing, is currently excluded from federal regulation as a hazardous waste under the "Bevill Amendment" to the Resource Conservation and Recovery Act of 1976 ("RCRA"). CKD is collected in air pollution control devices, and is usually stored at plant sites. In December 1993, the U.S. Environmental Protection Agency ("EPA") issued a Report to Congress on CKD in which the EPA concluded that the risks associated with CKD management are generally low, but that there is potential under certain circumstances for CKD to pose a danger to human health and the environment. The EPA reported that until new regulations are promulgated, CKD will remain exempt from regulation as a hazardous waste by virtue of the Bevill Amendment. Though the EPA originally intended to conduct a typical rule-making process which would involve information gathering, eventually followed by the development of a proposed rule and the promulgation of a final rule, the EPA is now believed to be considering two alternatives to the full rule-making process. Under the first alternative, a state with a federally-approved hazardous waste program would be able to oversee the management of CKD on a site-by-site basis, either through regulation, permit, or enforceable agreement. The second alternative would be to create federal rules that would set contingent "tailored management standards" for CKD to meet before being exempt from Subtitle C of RCRA. The company believes it to be unlikely at this time that the EPA will create "management standards" under Subtitle C, which would be more stringent than contingent "tailored management standards". Key components of tailored management conditions would be based on the design of the waste management unit, dust control practices, and other factors. The process is expected to take at least two years to complete. The company has concluded that based upon current regulation that CKD regulation is unlikely to have a material effect on the operations of the Demopolis, Alabama; Clinchfield, Georgia; or Wampum, Pennsylvania plants. However, the company can be expected to incur some additional capital costs and operational expenses related to management of CKD at Demopolis and Wampum, which could be material if the EPA ultimately decided to create federal rules under Subtitle C of RCRA.

With respect to the Charlevoix, Michigan plant, the company is presently working with a consultant and the Michigan Department of Environmental Quality ("MDEQ") on the design and licensing of an on-site CKD landfill. The company is also investigating potential contamination associated with past disposal of CKD. Nine separate CKD piles have been identified on site. During 1997, the company proposed construction of a new landfill for the disposal of CKD generated in the future and for the disposal of CKD piles 6 and 7. This landfill would also be constructed to cover existing CKD pile 9 and to serve as a cap and remedy for that CKD pile. Public notice of this proposed plan was issued in December 1997. It is expected that final approval for the construction of this landfill will be issued by MDEQ in 1998. The company's environmental consultant has estimated that construction of the landfill will cost in excess of $2 million. The company has also submitted plans to MDEQ concerning the remediation of CKD piles 1, 2, 3, 4, 5 and 8. These plans are currently under review by MDEQ. Total costs associated with these plans are estimated to be in the range of $4 million to $9 million. An investigation continues with respect to piles 4 and 5 and further field investigation will be conducted in early 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

    CLEAN AIR ACT

The Clean Air Act Amendments of 1990 provided comprehensive federal regulation of various sources of air pollutants, and established a new federal operating permit and fee program for virtually all manufacturing operations. In addition, the EPA is developing air toxics regulations for a broad spectrum of industries, including portland cement manufacturing. The EPA has indicated that new maximum available control technology ("MACT") standards could require significant reduction of air pollutants below existing levels prevalent in the cement industry. Although it is possible that compliance with the new standards could entail significant expenditures by the company, management has no reason to believe that these new standards would place the company at a disadvantage with respect to its competitors.


    BIF COMPLIANCE

The company currently operates two U.S. cement plants using waste - derived liquid fuels (Wampum, Pennsylvania and Demopolis, Alabama) ("WDLF") that are subject to emission limits and other requirements under RCRA and the Boiler and Industrial Furnaces ("BIF") regulations promulgated under RCRA. The BIF regulations are applicable to plants operating under "interim status" during the RCRA Part B permitting process. The company's two BIF cement plants have submitted formal Part B permit applications, which is the first step in the permitting process. Both plants could conduct trial burns in 1998, which is the second step in establishing permit limitations for incorporation into a draft of the final Part B permit. Proposed Part B permits will be subject to public hearing and comments, which would not be expected to occur before 1999. The BIF regulations are extremely complex, and certain provisions have been subject to varying interpretations. Pursuant to the BIF regulations, the company is required to perform periodic BIF compliance tests and submit certificates of compliance which are subject to monitoring and review by the EPA. The company believes its certificates of compliance are substantially in compliance with the BIF regulations. However, there can be no assurance that upon EPA's review of the submissions, the EPA would concur with the company and not require a new BIF test or levy fines for non-compliance. There can be no assurance that the results of future BIF tests will be successful or that future certificates of compliance will provide favorable operating parameters for burning WDLF. Should the company fail a BIF test, it could continue to utilize WDLF for a total of 720 hours, including hours spent conducting a new BIF test.


    PENNSYLVANIA EPA

On May 27, 1997, the company's Wampum, Pennsylvania cement plant received a Notice of Violation ("NOV") from the EPA, Region III. The NOV alleges violations intermittently since July 1, 1995 of opacity emission limitations under Pennsylvania and federal law from emissions by the gravel bed filter and the main kiln stack, as well as violations of fugitive air emission requirements under Pennsylvania and federal law since at least March 25, 1997. In accordance with its operating permit the company maintains continuous opacity monitors which record opacity data from the plant's air emissions sources. These data are submitted to the Pennsylvania Department of Environmental Protection ("PADEP") on a quarterly basis. As provided by PADEP policy, the company is penalized by PADEP for violations of opacity emission limitations detected by the continuous opacity monitors. The company previously paid penalties totaling $212,175 to PADEP for the opacity violations alleged by EPA in its May 27, 1997 NOV. At a meeting in June 1997, the company advised representatives of EPA and PADEP that it had implemented changes in March 1997 to improve control of opacity emissions from the gravel bed filter, and that it plans to replace the electrostatic precipitator ("ESP") for kilns 1 and 2 in early 1998 to improve control of opacity emissions from the main kiln stack. The company preliminarily estimates that the replacement

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (continued)

of the ESP will cost between $2.5 million and $3.5 million. The company is unable to predict what penalties or other compliance measures EPA may seek for the alleged violations.

On February 19, 1998, the company's Wampum, Pennsylvania plant received a second NOV from EPA. The February 19, 1998 NOV alleges violations of Pennsylvania and federal law between December 28, 1996 and November 21, 1997, relating to a condition in the plant's air quality plan approval requiring automatic cessation of flow of waste-derived liquid fuel upon exceeding certain opacity levels. The interlock system which changes fuel sources is a computerized system. The firmware installed for the company in December of 1996 to calculate opacity emissions for purposes of the automatic cut-off was improperly configured so that the cut-off would not operate to change fuel sources at the specified opacity level. The firmware has been reconfigured to operate in accordance with the opacity level specified by PADEP. The NOV also alleges that the company is using an incorrect opacity level cut-off for this interlock system. On November 14, 1996, in response to a request from the company, PADEP issued a letter which stated a change to the opacity level specified in the plant's plan approval waste fuel cut-off condition. EPA's NOV alleges that PADEP's action did not modify the company's plan approval condition, and that the company is obligated to comply with the opacity level stated in the plant's original plan approval. The company is formulating a response to EPA's February 19, 1998 NOV. The NOV did not make a demand for any civil penalties, however it indicated that such penalties were available. At this time, the company is unable to predict what penalties or other compliance measures EPA may seek for the violations alleged in the NOV. Therefore the company cannot estimate the final cost, but the company does not believe at this time that it will have a material impact on the company's results of operations.

    ACQUISITIONS

During 1997, the company assumed $6.6 million in estimated environmental liabilities related to three acquisitions during 1997. The liabilities relate to estimated environmental cleanup, containment and compliance matters including waste lime, coal ash and kiln brick issues, wetland considerations, underground and above ground storage tank removal and other environmental matters related to the acquired properties.

    GENERAL COMPLIANCE

The company believes that it is in material compliance with environmental laws. There can be no assurance, however, that a review of the company's past, present or future operations by courts or federal, state, or local regulatory authorities will not result in determinations that could have a material adverse effect on the company's financial condition or results of operations. In addition, the company cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws will be administered or interpreted with respect to the company's historic or current actions. As a result of the foregoing uncertainties, the company cannot determine at this time if capital expenditures and other remedial actions that the company in the future may be required to implement will have a material effect on its operations, financial condition or liquidity. However, with respect to current known environmental contingencies, the company has accrued for estimated probable liabilities and does not believe that the ultimate resolution of these matters will have a material effect on its operations, financial condition or liquidity. See Note J to Notes to Consolidated Financial Statements.

    PENDING MERGER
On March 17, 1998, the company entered into a definitive agreement to merge with Southdown, Inc. ("Southdown"), a publicly held corporation with its headquarters located in Houston, Texas whose primary lines of business are the production and sale of portland cement and concrete.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The agreement specifies, among other things, that Southdown will exchange .88 of its common shares for each share of the company's common shares in an exchange that is expected to be tax-free for income tax purposes. Based on the closing prices of Southdown and the company's common stock on Tuesday, March 17, 1998, the transaction results in an implied value for the company's common stock of $61.22 per share and a 17% premium for the company's common shares. On that basis, the total value of the proposed transaction is $1.0 billion. It is expected that the merger will be accounted for as a pooling of interests. See Note Q "Pending Merger" in the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the company had $13.8 million of cash and short-term investments. The company has available an unsecured $180.0 million five-year revolving credit facility for short-term working capital needs that expires December 31, 2002, and unsecured bank lines of credit totaling $25.0 million. At December 31, 1997, no amounts were outstanding under any of these facilities.

On December 31, 1997 and 1996, the company had no short-term borrowings outstanding from its Revolving Credit Agreement. Current portions of long-term debt totaled $12.1 million and $41,000 at December 31, 1997 and 1996, respectively.

Working capital at December 31, 1997, decreased $20.6 million from December 31, 1996, due principally to an increase in the current maturity of long term debt and various accruals and accounts payable. Increases in receivable and inventory balances were offset by an $11.2 million reduction in cash balances which is principally related to the acquisitions made for cash in 1997. The increases in the asset and liability accounts are related to the increases in profits and general business activities of the business. The ratio of current assets to current liabilities was 1.7:1 at December 31, 1997, and 2.6:1 at December 31, 1996.

Capital expenditures for 1997 were $24.6 million compared with $19.8 million for 1996. The continued high level of expenditures relate primarily to capital improvements to maintain current capacities of facilities, environmental compliance, enhance productivity and reduce operating costs. The company announced in the third quarter that it is starting a $56 million expansion project at the Clinchfield, Georgia cement plant and related distribution facilities. The full effects of the modernization will begin to be realized in the second half of 1999. Funding for the project is expected to be generated from internally generated cash or the existing credit facilities.

On March 17, 1998, the company signed a definitive agreement with Southdown Corporation, a Houston, Texas based cement company, under which the companies will merge in a stock-for-stock transaction. Refer to Note Q "Pending Merger" in the Notes to Consolidated Financial Statements.

The company's Board of Directors has authorized the purchase of outstanding shares, under which the company, in its discretion, makes open market purchases from time to time. The company purchased 500,288 shares for $19.2 million during 1997. Effective as of March 17, 1998, the company has terminated all prior share repurchase authorities.

As a result of a 1996 conversion, the company is reliant on packaged software products for its financial and other systems. The company has in place software or has plans to update to newer versions of these software products in 1998, that are believed to be year 2000 compliant. In addition, the company is actively

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

engaged with vendors, customers and financial institutions in assessing any problems that might occur in this area. The third-party cost of upgrading to year 2000 compliant versions of its software and hardware is included either in software maintenance contracts with these vendors, which is an ongoing cost of doing business, or is part of an ongoing program of hardware replacement. The company does not anticipate significant incremental cost as a result of year 2000 compliance at the present time.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Section

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements:

  Note A - Summary of Significant Accounting Policies........26
  Note B - Acquisitions......................................28
  Note C - Inventories.......................................28
  Note D - Property, Plant and Equipment - At Cost...........28
  Note E - Other Current Assets..............................29
  Note F - Other Assets......................................29
  Note G - Other Accrued Liabilities.........................29
  Note H - Short- And Long-Term Financing....................29
  Note I - Leases............................................30
  Note J - Environmental Matters.............................31
  Note K - Postretirement Health Benefits....................31
  Note L - Income Taxes......................................32
  Note M - Pensions and Employee Benefit Plans...............33
  Note N - Stock-Based Compensation Plans....................35
  Note O - Segment Data......................................37
  Note P - Earnings Per Share................................38
  Note Q - Pending Merger....................................39
  Note R - Subsequent Event..................................39
  Note S - Quarterly Results (Unaudited).....................39

  Management's Responsibility for Financial Reporting........40

  Independent Auditors' Report...............................41

                       MEDUSA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                        1997          1996           1995
                                               ------        --------      -------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET SALES                                     $ 375,958     $ 323,377     $ 293,327
COSTS AND EXPENSES:
  Cost of sales                                 237,720       200,999       184,997
  Selling and administrative expense             35,078        27,445        24,168
  Depreciation and amortization                  18,153        13,354        14,772
                                              ---------     ---------     ---------
                                                290,951       241,798       223,937
                                              ---------     ---------     ---------

OPERATING PROFIT                                 85,007        81,579        69,390

OTHER INCOME (EXPENSE):
  Interest income                                   164         1,155         2,225
  Interest expense                               (1,482)       (3,674)       (7,575)
  Miscellaneous-net                                 147           145          (193)
                                              ---------     ---------     ---------
                                                 (1,171)       (2,374)       (5,543)

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM       83,836        79,205        63,847

PROVISION FOR INCOME TAXES                       26,807        24,945        20,635
                                              ---------     ---------     ---------

INCOME BEFORE EXTRAORDINARY ITEM                 57,029        54,260        43,212

EXTRAORDINARY ITEM, LESS APPLICABLE
  INCOME TAX REDUCTION (NOTE H)                    --          (1,770)         --
                                              ---------     ---------     ---------

NET INCOME                                    $  57,029     $  52,490     $  43,212
                                                                          ---------
------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:
  BASIC:
     Income before extraordinary item         $    3.44     $    3.38     $    2.70
     Extraordinary item                            --            (.11)         --
                                              ---------     ---------     ---------
                                              $    3.44     $    3.27     $    2.70
                                              =========     =========     =========

  DILUTED:
     Income before extraordinary item         $    3.41     $    3.15     $    2.54
     Extraordinary item                            --            (.10)         --
                                              ---------     ---------     ---------
                                              $    3.41     $    3.05     $    2.54
                                              =========     =========     =========

AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                       16,579        16,054        16,018
     Diluted                                     16,723        17,894        17,960

                 See Notes to Consolidated Financial Statements

                       MEDUSA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                         1997            1996
                                                                    ---------       -------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
  CURRENT ASSETS:
    Cash and short-term investments                                   $  13,813     $  25,045
    Accounts receivable, less allowances
      of $1,095 ($351 in 1996)                                           32,786        28,708
    Inventories                                                          33,013        31,177
    Other current assets                                                  5,908         4,490
                                                                      ---------     ---------
          TOTAL CURRENT ASSETS                                           85,520        89,420
  PROPERTY, PLANT AND EQUIPMENT                                         161,473       125,729
  GOODWILL                                                               45,488         2,676
  OTHER ASSETS                                                           14,032         5,621
                                                                      ---------     ---------
          TOTAL ASSETS                                                $ 306,513     $ 223,446
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current maturities of long-term debt                              $  12,134     $      41
    Accounts payable                                                     16,348        15,575
    Accrued compensation and payroll taxes                                8,198         7,014
    Other accrued liabilities                                            14,380         9,247
    Income taxes payable                                                    337         2,728
                                                                      ---------     ---------
         TOTAL CURRENT LIABILITIES                                       51,397        34,605
  LONG-TERM DEBT                                                         24,108         4,084
  ACCRUED POSTRETIREMENT HEALTH BENEFIT COST                             28,450        27,760
  RESERVES AND OTHER LIABILITIES                                         11,882         2,745
  ACCRUED PENSION LIABILITY                                                   0           282
  SHAREHOLDERS' EQUITY:
    Preferred shares, without par value-3,000,000
       shares authorized:
        1,000,000 shares each of Class A Serial
        Preferred; Class B Serial Preferred;
        and Class C Preferred Shares                                       --            --
    Common shares, without par value:
      Authorized-50,000,000 shares
      Outstanding-16,664,949 shares (16,924,006 in 1996)                      1             1
    Paid in capital                                                      72,077        57,159
    Retained earnings                                                   186,921       140,124
    Unvested restricted common shares                                       (28)          (39)
    Unearned restricted common shares                                    (8,835)       (7,516)
    Currency translation adjustment                                      (1,167)         (930)
                                                                      ---------     ---------
                                                                        248,969       188,799
    Less Cost of Treasury Shares-1,960,807 shares
       (1,367,440 shares in 1996)                                       (58,293)      (34,829)
                                                                      ---------     ---------
         TOTAL SHAREHOLDERS' EQUITY                                     190,676       153,970
                                                                      ---------     ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 306,513     $ 223,446

                 See Notes to Consolidated Financial Statements

                       MEDUSA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years ended December 31,
                                                                     (IN THOUSANDS)
                                                        ---------------------------------------------
                                                          1997             1996                 1995
                                                        --------         --------              ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 57,029          $ 52,490             $ 43,212
  Adjustments to reconcile net income to net
    cash provided from operating activities:
       Depreciation and amortization                      18,153            13,354               14,772
       Noncash selling and administrative charges          2,007               898                  676
       Provision (benefit) for deferred income
         taxes                                             1,218                10                 (944)
       Postretirement health benefit cost                    288               232                  222
       Loss (gain) on sale of capital assets                  48              (181)                 (33)
       Accounts receivable                                   118            (7,298)               2,626
       Inventories and other current assets                  (24)           (1,800)              (7,793)
       Accounts payable and other current
         liabilities                                      (2,988)            2,998                  220
       Other assets                                       (2,297)            1,841                 (231)
       Accrued pension, reserves and other
             liabilities                                   3,340             1,368                  (46)
                                                        --------          --------             --------
           NET CASH PROVIDED FROM OPERATING
             ACTIVITIES                                   76,892            63,912               52,681
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (24,560)          (19,806)             (25,345)
  Payments for businesses acquired                       (30,204)                -                    -
  Proceeds from sale of capital assets                       380               239                  359
                                                        --------          --------             --------
           NET CASH USED BY INVESTING ACTIVITIES:        (54,384)          (19,567)             (24,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury shares                            (19,233)          (13,599)              (1,878)
  Dividends paid                                         (10,232)           (9,881)              (8,152)
  Stock options exercised                                  1,708             1,882                1,649
  Proceeds from issuance of long-term debt                     -                 -                  365
  Payments on long-term debt                              (5,983)          (30,868)             (35,000)
                                                        --------          --------             --------
           NET CASH USED BY
             FINANCING ACTIVITIES                        (33,740)          (52,466)             (43,016)
                                                        --------          --------             --------
  DECREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                         (11,232)           (8,121)             (15,321)
CASH AND SHORT-TERM INVESTMENTS AT
   BEGINNING OF YEAR                                      25,045            33,166               48,487
                                                        --------          --------             --------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR          $ 13,813          $ 25,045             $ 33,166
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of $26 capitalized
       in 1995)                                         $  1,002          $  4,064             $  7,566
    Income taxes                                          27,543            24,707               20,896

                 See Notes to Consolidated Financial Statements

                       MEDUSA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                  ----------------------------------------------------------------------------------
                                                                                                    UNVESTED         UNEARNED
                                                                                                   RESTRICTED       RESTRICTED
                                                  COMMON           PAID IN         RETAINED          COMMON           COMMON
                                                  SHARES           CAPITAL         EARNINGS          SHARES           SHARES

BALANCE AT JANUARY 1, 1995                         $     1         $19,724           $62,455         $   (26)          $(3,511)
Net income                                                                            43,212
  Dividends paid-$.50 per
     common share                                                                     (8,152)
  Issuance of 117,940 restricted
     common shares                                                   2,851                              (120)           (2,731)
  Exercise of 149,417 stock options                                  2,000
  Acquisition of 82,402 treasury shares
  Retirement of 35,697 treasury shares                              (1,142)
  Amortization for vesting of
      restricted common shares                                                                           106               570
Currency translation adjustment
                                                   -------         -------           -------         -------           -------
BALANCE AT DECEMBER 31, 1995                             1          23,433            97,515             (40)           (5,672)
Net income                                                                            52,490
  Dividends paid-$.60 per
     common share                                                                     (9,881)
  Issuance of 95,080 restricted
     common shares                                                   2,741                              (119)           (2,622)
  Exercise of 225,537 stock options                                  4,313
  Acquisition of 454,693 treasury shares
  Conversion of subordinated notes
      to 805,161 common shares                                      26,672
  Amortization for vesting of
      restricted common shares                                                                           120               778
  Currency translation adjustment
                                                   -------         -------           -------         -------           -------
BALANCE AT DECEMBER 31, 1996                             1          57,159           140,124             (39)           (7,516)
Net income                                                                            57,029
  Income tax benefit from stock option
      exercise                                                       5,664
  Dividends paid-$.60 per
     common share                                                                    (10,232)
  Issuance of 108,120 restricted
     common shares                                                   3,985                              (113)           (3,872)
  Exercise of 251,350 stock options                                  5,939
  Acquisition of 500,288 treasury shares
  Forfeiture of 25,160 restricted
      common shares                                                   (670)                                                670
  Amortization for vesting of
      restricted common shares                                                                           124             1,883
  Currency translation adjustment
                                                   -------         -------           -------         -------           -------
BALANCE AT DECEMBER 31, 1997                       $     1         $72,077          $186,921        $    (28)         $ (8,835)



                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                --------------------------------------------------
                                                   CURRENCY                         TOTAL
                                                  TRANSLATION    TREASURY       SHAREHOLDERS'
                                                  ADJUSTMENT      SHARES           EQUITY

BALANCE AT JANUARY 1, 1995                         $(1,101)     $(17,569)          $59,973
Net income                                                                          43,212
  Dividends paid-$.50 per
     common share                                                                   (8,152)
  Issuance of 117,940 restricted
     common shares
  Exercise of 149,417 stock options                                 (494)            1,506
  Acquisition of 82,402 treasury shares                           (1,878)           (1,878)
  Retirement of 35,697 treasury shares                             1,142
  Amortization for vesting of
      restricted common shares                                                         676
Currency translation adjustment                        211                             211
                                                   -------      --------          --------
BALANCE AT DECEMBER 31, 1995                          (890)      (18,799)           95,548
Net income                                                                          52,490
  Dividends paid-$.60 per
     common share                                                                   (9,881)
  Issuance of 95,080 restricted
     common shares
  Exercise of 225,537 stock options                               (2,431)            1,882
  Acquisition of 454,693 treasury shares                         (13,599)          (13,599)
  Conversion of subordinated notes
      to 805,161 common shares                                                      26,672
  Amortization for vesting of
      restricted common shares                                                         898
  Currency translation adjustment                       (40)                           (40)
                                                    -------     --------          --------
BALANCE AT DECEMBER 31, 1996                           (930)     (34,829)          153,970
Net income                                                                          57,029
  Income tax benefit from stock option
      exercise                                                                       5,664
  Dividends paid-$.60 per
     common share                                                                  (10,232)
  Issuance of 108,120 restricted
     common shares
  Exercise of 251,350 stock options                               (4,231)            1,708
  Acquisition of 500,288 treasury shares                         (19,233)          (19,233)
  Forfeiture of 25,160 restricted
      common shares
  Amortization for vesting of
      restricted common shares                                                       2,007
  Currency translation adjustment                      (237)                          (237)
                                                    -------    ---------          --------
BALANCE AT DECEMBER 31, 1997                      $  (1,167)   $ (58,293)         $190,676




                 See Notes to Consolidated Financial Statements.

                       MEDUSA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

The company processes mineral deposits, principally limestone, by converting these material resources through physical and chemical methods to intermediate products (cement and aggregates) sold to the construction industry principally in the eastern half of the United States. Sales of such products constitute more than 90% of consolidated net sales and net income.

CASH AND SHORT-TERM INVESTMENTS
For purposes of the statement of cash flows, the company considers cash equivalents to be all highly liquid securities with an original maturity of three months or less. Estimated fair value approximates the carrying amount.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the following methods: (1) cement, aggregate quarries, highway safety and construction, LIFO; (2) home & garden and industrial minerals, FIFO. The average cost method is used for substantially all supplies.

PROPERTY, PLANT AND EQUIPMENT
Depreciation of property, plant and equipment for financial reporting purposes is provided over the estimated useful lives of the assets principally by the straight-line method.

GOODWILL
Goodwill, which represents the cost of purchased companies in excess of the fair value of their net assets at dates of acquisition, is being amortized on the straight-line method over a period of 40 years. This period was selected based upon the expected lives of the mineral reserve quarries which are integral to each of the acquired businesses. Accumulated amortization was $12.7 million, $12.0 million and $11.9 million at December 31, 1997, 1996 and 1995, respectively.

The company regularly reviews the carrying value of long-lived assets, certain identifiable intangibles and goodwill related to those assets to determine if any impairment has occurred requiring financial adjustment.

NET INCOME PER SHARE
The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). All prior-period earnings per share data presented has been restated to conform with the provisions of SFAS 128. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and equivalent common shares outstanding during the period.

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

The company estimates its quarries' end-of-life-cycle closing costs and amortizes them based on actual annual stone production over the quarries' total estimated stone reserves.

ENVIRONMENTAL MATTERS
The company's policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated, whether or not a claim has been asserted or this coincides with the completion of a remediation investigation/feasibility study or the company's commitment to a formal plan of action. If an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. No discounting is applied in the recording of these liabilities and estimates are revised as additional information becomes known. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Environmental expenditures that extend the life, increase the capacity, improve the safety or efficiency of property owned by the company, mitigate or prevent environmental contamination that has yet to occur, or that are incurred in anticipation of a sale of property are capitalized.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The standard requires that companies (i) classify terms of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosures for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers" Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers Accounting for Postretirement benefits Other than Pensions," were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement does not change the measurement or recognition of those plans. It is effective for fiscal years beginning after December 15, 1997. Restatements of disclosures for earlier periods provided for comparative purposes is required.

The company has not completed its process of evaluating the impact that will result from adopting either standard and therefore is unable to disclose the impact that adopting them will have on its financial position and results of operations when such statements are adopted.

NOTE B-ACQUISITIONS
During 1997, the company completed two cash acquisitions at a cost of $30.2 million, net of cash and liabilities assumed of $19.4 million. In January 1997 the company acquired Lime Crest Corporation, a leading producer of home and garden products, industrial limestone and construction aggregates based in Sparta, New Jersey. In October 1997 the company acquired Lee Lime Corporation, a producer of limestone, quicklime, hydrated lime, packaged cement mixes and a leading producer of home and garden products based in Lee, Massachusetts.

In August, 1997 the company purchased all of the capital stock of White Stone Company ("Castlewood") of Southwest Virginia as specified in the purchase agreement for $30.0 million. In consideration of the purchase price as well as an election by the company to step up the basis of the assets acquired for income tax purposes, the company assumed liabilities and issued notes to the seller shareholders for $31.5 million.

Net liabilities assumed were as follows:

Fair value of assets acquired:        $ 34,716
Notes issued to seller shareholders     31,528
                                      --------
  Net liabilities assumed             $  3,188
                                      ========

Castlewood is a producer of industrial limestone and aggregates in Castlewood, Virginia with a limestone pelletizing plant in Paradise, Pennsylvania.

All acquisitions were accounted for by the purchase method. The purchase prices have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition and certain amounts estimated are subject to revision. The results of operations for all acquisitions have been included in the financial statements from their respective dates of purchase.

On an unaudited proforma basis, assuming the company had completed the three acquisitions as of the beginning of 1996, net sales for 1997 and 1996 would have increased $20.3 million and $36.1 million, respectively, whereas net income and net income per Common Share would not have been significantly different from reported amounts for either period.

NOTE C-INVENTORIES At December 31 (in thousands):

                                      1997        1996
---------------------------------------------------------
Finished goods                      $16,555      $13,594
Work in process                       1,644        3,424
Raw materials                         1,366        1,124
Supplies                             13,448       13,035
                                    -------      -------
                                    $33,013      $31,177

Use of the first-in, first-out (FIFO) cost method would have increased inventories from the amounts reported at December 31 by $7,595,000 in 1997 and $7,590,000 in 1996.

NOTE D-PROPERTY, PLANT AND EQUIPMENT-AT COST

At December 31 (in thousands):
                                                       1997               1996
--------------------------------------------------------------------------------
Land                                               $  16,237          $  10,989
Buildings and improvements                            39,151             22,169
Machinery and equipment                              364,554            343,028
                                                   ---------          ---------
                                                     419,942            376,186
Less accumulated depreciation                       (258,469)          (250,457)
                                                   ---------          ---------
                                                   $ 161,473          $ 125,729

NOTE E-OTHER CURRENT ASSETS

At December 31 (in thousands):
                                                                 1997      1996
-------------------------------------------------------------------------------
Prepaid deferred taxes                                        $  3,957 $  2,816
Prepaid insurance                                                  651      654
Other                                                            1,300    1,020
                                                              -------- --------
                                                              $  5,908 $  4,490

NOTE F-OTHER ASSETS

At December 31 (in thousands):
                                                               1997        1996
--------------------------------------------------------------------------------
Refundable income taxes                                       $  5,227 $     -
Deferred income taxes                                            4,458    2,390
Prepaid pension                                                    997      294
Pension intangible asset                                          -         903
Other                                                            3,350    2,034
                                                              -------- --------
                                                              $ 14,032 $  5,621


NOTE G-OTHER ACCRUED LIABILITIES

At December 31 (in thousands):

                                                              1997        1996
--------------------------------------------------------------------------------
Accrued retrospective
  general and liability insurance                             $  2,472 $  2,368
Accrued environmental                                            2,102      301
Taxes other than income                                          1,496      699
Current portion postretirement
  health benefit cost                                            1,255    1,110
Accrued employee medical
  insurance                                                      1,005    1,108
Billings in excess of cost                                         988      277
Accrued interest payable                                           709      229
Other                                                            4,353    3,155
                                                              -------- --------
                                                              $ 14,380 $  9,247

NOTE H-SHORT AND LONG-TERM FINANCING
The company has an unsecured $180 million Revolving Credit Agreement ("Revolver") with four banks that expires on December 31, 2002. The Revolver has a commitment fee of .125% to .35% per annum on the unused portion. The Revolver has performance-based pricing which provides the company with reduced interest rates and commitment fees upon achievement of certain financial performance targets. On January 15, 1998, the company used proceeds of $20 million under this facility for payment of notes payable to third parties. This amount has been classified as long-term because it is not expected to be repaid during 1998. The company also has unsecured bank lines of credit totaling $25.0 million. At December 31, 1997, no amount was outstanding under any of these credit facilities.

The Revolver contains certain covenants which, among other things, require maintenance of certain specified ratios of current assets to liabilities, interest coverage and debt to total capital. At December 31, 1997 the company was in compliance with all covenants.

The company has available bank stand-by letter of credit facilities of $10.0 million of which $7.6 million was being utilized at December 31, 1997. These facilities bear a fee of .5% per annum on the used portion. These instruments, the fair value of which approximates market, are considered off-balance sheet risk and represent conditional commitments issued to guarantee the company's performance to various third parties. Long-term debt consists of the following at December 31 (in thousands):

                                                             1997        1996
--------------------------------------------------------------------------------
Notes payable to third parties,
  principal and interest due
  January 15, 1998, interest at 6.15%                         $31,528 $     -
Capitalized leases                                              3,800    3,800
Other                                                             914      325
                                                              -------  -------
                                                               36,242    4,125
Less current portion                                          (12,134)     (41)
                                                              -------  -------
                                                              $24,108  $ 4,084

The notes payable to third parties represent debt incurred in connection with the purchase of White Stone Company of Southwest Virginia. These notes were backed by a bank letter of credit which bears a commitment fee of .35% per annum. These notes were paid in full at maturity.

The company redeemed its 6% convertible subordinated notes ("Notes") effective December 2, 1996. Note holders converted $26.7 million in Notes into 805,161 common shares, with the balance receiving cash of $30.8 million. This redemption, including the write-off of unamortized debt issuance costs, was $1,770,000 net of income tax benefit of $787,000 and is reflected as an extraordinary item.

The average interest rate on all borrowings was 6.5% in 1997, 6.7% in 1996 and, 7.5% in 1995.

NOTE I-LEASES
The company leases various cement storage facilities, vehicles and various other equipment under capital and operating leases with terms from one to forty years.

Future minimum payments, by year, and in the aggregate, under capitalized leases and operating leases with initial or remaining terms of one year or more are as follows at December 31, 1997 (in thousands):

                               CAPITAL           OPERATING
                                LEASES              LEASES
-----------------------------------------------------------
1998                           $   181             $ 1,725
1999                               181               1,568
2000                               181                 979
2001                               181                 842
2002                               181                 827
Thereafter                       4,508               9,155
                               -------             -------
Total minimum
  lease payments                 5,413             $15,096
                                                   =======

Less interest                   (1,613)

Present value of
  future minimum
  lease payments               $ 3,800

The costs of assets capitalized under leases at December 31 are as follows (in thousands):

                                                               1997        1996
-------------------------------------------------------------------------------
Machinery and equipment                                       $ 4,035  $ 4,035

Less accumulated
  depreciation                                                 (2,571)  (1,880)
                                                              -------  -------
                                                              $ 1,464  $ 2,155

The weighted average interest rate for capital leases was 4.43% in 1997.
The capital lease agreements contain certain covenants which, among other things, require the company to meet certain consolidated financial tests, including tests relating to minimum net worth, financial leverage, fixed obligation coverage and cash flow coverage. At December 31, 1997, the minimum required level of net worth under these covenants was $25.0 million.

Rental expense was $2,134,000, $1,942,000, and $1,828,000 for 1997, 1996 and
1995, respectively.

NOTE J-ENVIRONMENTAL MATTERS

At December 31 (in thousands):
                                                                       1997        1996
------------------------------------------------------------------------------------------
Accrued estimated environmental liability                              $  9,795   $    770
Other                                                                     2,087      1,975
                                                                       --------   --------
                                                                       $ 11,882   $  2,745

Accrued liabilities specifically related to environmental matters were $11.6 million and $1.1 million at December 31, 1997 and 1996.

In December 1997, the company accrued $4.0 million for environmental matters principally related to cement kiln dust ("CKD") at its Charlevoix Plant. The accruals relate to various noncapital costs associated with nine separate CKD piles including costs for the operation and maintenance of monitoring wells, ground water monitoring and recovery, capping and maintenance of the cap. Costs associated with the design and licensing of an on-site landfill will be capitalized as incurred.

Additionally, the company assumed $6.6 million in estimated environmental liabilities related to its three acquisitions during 1997. The liabilities relate to estimated environmental cleanup, containment and compliance matters including waste lime, coal ash and kiln brick issues, wetland considerations, underground and above ground storage tank removal and other environmental matters related to the acquired properties.

Until all environmental studies, investigations, remediation work and negotiations with or litigation against potential sources of recovery have been completed and reviewed by regulatory authorities, however, the ultimate cost that might be incurred by the company to resolve these environmental issues can not be assured.

NOTE K-POSTRETIREMENT HEALTH BENEFITS
The company provides substantially all employees with health care and life insurance benefits upon retirement through unfunded defined benefit plans.

The net periodic postretirement benefit cost was as follows (in thousands):


                                                     1997     1996        1995
-------------------------------------------------------------------------------
Service cost                                        $  510    $  539   $  422
Interest cost on accumulated
  postretirement benefit
  obligation                                         1,555     1,495    1,583
Net amortization                                      (523)     (521)    (702)
                                                    -------   ------   ------

Net periodic postretirement
   benefit cost                                     $1,542    $1,513   $1,303

The following table sets forth the plans' funded status reconciled with the amounts shown in the company's balance sheets at December 31 (in thousands):

                                                             1997        1996
-------------------------------------------------------------------------------
Accumulated Postretirement
  Benefit Obligation:
      Retirees                                                $10,816  $10,670
      Eligible active plan
        participants                                            4,931    4,229
      Other active plan
        participants                                            7,317    6,795
                                                              -------  -------
                                                               23,064   21,694
Unrecognized net gain                                           6,641    7,176
                                                              -------  -------
                                                               29,705   28,870
Less current portion                                           (1,255)  (1,110)
                                                              -------  -------
Accrued Postretirement Health
  Benefit Cost                                                $28,450  $27,760

In 1997 and 1996, the cost of benefits was assumed to increase by 9.5% initially and then decrease gradually to 5% by 2002 and remain at that level thereafter. In 1995, the cost of benefits was assumed to increase 10.25% annually through 1996 and then decrease gradually to 5% by 2002, and remain at that level thereafter. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $2.8 million and the net periodic postretirement benefit cost by $0.3 million for the year. The discount rate in determining the accumulated postretirement benefit obligation was 7.0% in 1997 (7.25% in 1996 and 7.25% in 1995).

NOTE L-INCOME TAXES
A reconciliation between the statutory federal income tax rate and the company's effective income tax rate is as follows:

                                                  1997        1996        1995
-------------------------------------------------------------------------------
Statutory rate                                  35.0%        35.0%        35.0%
State income tax, net of
  federal income tax benefits                    2.5          2.6          3.7
Percentage depletion                            (6.3)        (5.8)        (5.6)
Tax exempt interest                              (.1)         (.1)         (.2)
Other                                             .9          (.2)         (.6)
                                                ----         ----         ----
Effective rate                                  32.0%        31.5%        32.3%

Components of the provision for income taxes were as follows (in thousands):

                                                     1997      1996        1995
--------------------------------------------------------------------------------
Deferred income tax
  expense (benefit)                                $ 1,218    $    10  $  (944)
Current income tax
  expense                                           25,589     24,935   21,579
                                                   -------    -------  -------

                                                   $26,807    $24,945  $20,635

The tax benefit for income tax deductions that differ from compensation expense under the company's stock plans of $5.7 million in 1997 was credited to additional paid-in capital.

The income tax provisions include state income tax provisions of $3,383,000, $3,260,000 and $3,720,000 for 1997, 1996 and 1995, respectively.

Components of the net deferred tax assets shown in the company's balance sheets at December 31 were as follows (in thousands):

                                                                     1997        1996
----------------------------------------------------------------------------------------
Net book value of fixed assets
  in excess of tax basis                                           $(7,897)    $(11,484)
Financial reporting accrual
  for postretirement health benefits                                 9,331       11,707
Other financial reporting
  accruals                                                           5,406        4,010
Other taxable temporary
  differences                                                       (1,004)        (636)
Other deductible temporary
  differences                                                        2,579        1,609
                                                                   -------     --------
                                                                   $ 8,415     $  5,206

NOTE M-PENSIONS AND EMPLOYEE BENEFIT PLANS
The company has defined benefit pension plans which cover substantially all of its employees. The plans generally provide benefit payments using a formula based on length of service and final average compensation, except for most hourly employees for whom the benefits are a fixed amount per year of service. The company's policy is to fund at least the minimum required by applicable regulations.

Net periodic pension cost was as follows (in thousands):

                                        1997        1996          1995
----------------------------------------------------------------------------
Service cost-benefits
  earned during the year              $ 1,206     $  1,193      $   929
Interest cost on projected
  benefit obligation                    2,420        2,287        2,059
Actual return on plan
  assets                               (7,020)      (4,792)      (4,983)
Curtailment effect of early
  retirement incentive                   --            339         --
Net amortization and
  deferral                              4,585        2,699        3,225
                                      -------      -------      -------
Net periodic pension cost             $ 1,191      $ 1,726      $ 1,230

The following table sets forth, by funded status, the amounts recognized in the company's balance sheets at December 31 for its pension plans (in thousands):

                                           1997                 1996
------------------------------------------------------------------------------------------
                                          OVER-        Over-           Under-
                                         FUNDED*       FUNDED*         FUNDED*
------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                 $ 30,407       $ 10,239       $ 14,987
  Nonvested                                 5,094            686          4,048
                                         --------       --------       --------
Accumulated benefit
  obligation                               35,501         10,925         19,035
Effect of future pay
  increases                                 3,895          3,440           --
                                         --------       --------       --------
Projected benefit
  obligation                               39,396         14,365         19,035
Plan assets at fair
  value                                    42,826         13,862         18,754
                                         --------       --------       --------
Projected benefit
  obligation less than
  (in excess of) plan assets                3,430           (503)          (281)
Unrecognized net (gain)
  loss on assets                           (4,011)           531         (1,146)
Unrecognized net (asset)
  obligation                                  447            (65)           622
Unrecognized prior service
  cost                                      1,131            331          1,427
Additional minimum
  liability                                  --             --             (903)
                                         --------       --------       --------
Net recorded pension
  asset (liability)                      $    997       $    294       $   (281)

*Overfunded plans are those in which plan assets at fair value exceed the accumulated benefit obligation. Underfunded plans are those in which the accumulated benefit obligation exceeds plan assets at fair value.

As of December 31, 1997 the company combined its various defined benefit pension plans into a single plan.


Non-cash decreases of $903,000 and $1,359,000 to the pension intangible asset and accrued pension liability were required to adjust the additional minimum liability in 1997 and 1996, respectively.

Assumptions used as of December 31 were:

                                                    1997               1996            1995
------------------------------------------------------------------------------------------------
Discount rate                                      7.00%               7.25%            7.25%
Rate of increase in
 compensation levels                               5.00%               5.00%            5.00%
Expected long-term rate
 of return on assets                               8.50%               8.50%            8.50%

At December 31, 1997 and 1996, plan assets were primarily invested in listed stocks and bonds.

Certain company employees are covered under multi-employer union pension plans. Amounts contributed under these plans were approximately $104,000, $102,000, and $105,000 for 1997, 1996 and 1995, respectively.

Under the company's 401(k) savings plan, the company made contributions of $484,000, $483,000 and $492,000 for 1997, 1996, and 1995, respectively.

NOTE N-STOCK-BASED COMPENSATION PLANS
The company has two stock-based compensation plans: the 1991 Long-Term Incentive Plan which includes the facility to award both stock options and restricted stock and the Non-Employee Director Restricted Stock Plan. In accounting for its employee compensation plans, the company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly as all stock options are granted at the current market price, no compensation expense is recognized for the company's stock options. Compensation expense recognized for its employee restricted stock awards was $4.1 million in 1997 and $1.2 million in 1996. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in 1997, 1996 and 1995 in accordance with the fair-value-based method prescribed by Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation." These amounts may not be representative of the effects on reported net income for future years as options vest over a three-year period and generally additional awards are made each year.

                                       1997            1996        1995
--------------------------------------------------------------------------------
Net income       As reported        $   57,029    $   52,490    $43,212
                 Pro forma              55,531        51,453     42,735

Basic net income per share
                 As reported        $     3.44    $     3.27    $  2.70
                 Proforma                 3.35          3.18    $  2.67

Diluted net income per share
                 As reported        $     3.41    $     3.05    $  2.54
                 Proforma                 3.32          3.01    $  2.51

The weighted-average fair value of options granted was $11.12, $7.90 and $6.58 per share in 1997, 1996 and 1995, respectively. This estimate was based on using the Black-Scholes multiple option-pricing model with the following weighted-average assumptions:

                                        1997        1996        1995
--------------------------------------------------------------------------------
Dividend yield                         1.64%         2.36%       2.46%
Volatility                            25.89%        31.79%      31.79%
Risk-free interest rates               6.69%         6.43%       6.35%
Expected lives in years                5.18          3.75        3.73

Options are granted to officers and other key employees at an exercise price equal to the fair market value of the shares on the date of grant. Options become exercisable at a rate of 50% one year, 75% two years and 100% three years after grant, and expire ten years after the date of grant (five years for options prior to 1995). A summary of stock option activity follows:

                               1997                1996                1995
---------------------------------------------------------------------------------
                          NUMBER   WEIGHTED  Number   Weighted  Number  Weighted
                              OF    AVERAGE      of    Average      of   Average
                          SHARES      PRICE  Shares      Price  Shares     Price
                           (000)              (000)              (000)
---------------------------------------------------------------------------------
Outstanding at
  January 1                 625     $25.54     615     $21.69     549     $18.15
Granted                     308      36.70     263      28.81     247      24.38
Exercised                  (251)     23.63    (225)     19.14    (149)     13.39
Canceled                    (47)     32.36     (28)     23.20     (32)     20.40
                           ----               ----               ----
Outstanding at
  December 31               635     $31.21     625     $25.54     615     $21.69
Options
  exercisable at
  December 31               186     $26.17     206     $22.20     240     $18.42

A summary of information regarding stock options outstanding December 31, 1997 follows:

                          Options Outstanding              Options Exercisable
-------------------------------------------------------     --------------------
                                   Weighted
                                    Average    Weighted                Weighted
     Range of         Number      Remaining     Average         Number  Average
     Exercise       of Shares    Contractual   Exercise      of Shares Exercise
       PRICES           (000)           LIFE      PRICE          (000)    PRICE
--------------------------------------------------------      ------------------
$36.38-$45.16           282            9.33      $36.73            -       -
$24.25-$28.81           339            6.12      $27.24          172    $27.00
$16.08                   14             .36      $16.08           14    $16.08

The restricted stock award plan provides for awards of common stock to officers subject to resale restrictions. The restrictions on outstanding awards are scheduled to lapse upon the achievement of certain performance objectives. The company awarded 105,000, 91,000 and 88,000 shares in 1997, 1996 and 1995, respectively. For both the stock options and restricted stock, as of December 31, 1997, 466,767 shares were available for future awards.

The exercise of stock options which have been granted under the company's stock option plan and the vesting of restricted stock give rise to compensation which is deductible by the company and includable in the taxable income of the applicable employees for federal and state income tax purposes. Such compensation is not recognized as an expense for financial accounting purposes and the related tax benefit of $5.7 million was taken directly to additional paid-in capital in 1997.

Under the Non-Employee Director Restricted Stock Plan, directors who are not full-time employees of the company receive annual retainers equivalent to $15,000 in shares of common stock with any fractioned portion paid in cash. The shares are issued each year after the company's annual meeting, are forfeitable if the director ceases to remain a director until the company's next annual meeting, and may not be sold for a period of five years, or until the director leaves the board. As a group, non-employee directors received 3,120, 4,080 and 5,120 shares in 1997, 1996 and 1995, respectively.

NOTE O-SEGMENT DATA

In 1997, the company elected early adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Under SFAS No. 131 disclosed segment information is based on the way management organizes its segments within the enterprise for making operating decisions and assessing performance.

                                 Cement    Aggregates
                                 Group          Group         Drew         Total
---------------------------------------------------------------------------------
1997
Net sales                      $276,618      $ 75,854      $23,486      $375,958
Depreciation/
  amortization                   12,285         3,815          356        16,456
Operating profit                 77,791        11,165        1,418        90,374
Segment assets                  181,473       107,927       10,595       299,995
Expenditures for
  segment assets                 16,075         5,347          711        22,133

                                                                            1996
Net sales                      $258,555      $ 44,323      $20,499      $323,377
Depreciation/
  amortization                   10,878         1,737          322        12,937
Operating profit                 75,487         7,189          916        83,592
Segment assets                  181,028        27,545        7,564       216,137
Expenditures for
  segment assets                 13,599         3,568          814        17,981

                                                                            1995
Net sales                      $233,755      $ 41,876      $17,696      $293,327
Depreciation/
  amortization                   10,862         3,423          231        14,516
Operating profit                 64,690         5,607          693        70,990
Segment assets                  181,603        24,146        7,431       213,180
Expenditures for
  segment assets                 18,139         3,990          201        22,330

Medusa Corporation has three segments: Cement Group, Aggregates Group and J. H. Drew Corporation ("Drew"). The Cement Group produces cements for construction applications. The Aggregates Group produces construction aggregates, home and garden and industrial limestone products. Drew provides highway safety construction services. The segments are identified based on the separate markets served and the distinct operations required to service the markets.


                                                                1997            1996        1995
------------------------------------------------------------------------------------------------------
Profit or Loss
Total operating profit
  for reportable segments                                      $  90,374     $  83,592     $  70,990
Non-allocated corporate
  expenses                                                        (5,367)       (2,013)       (1,599)
Non-operating income
  (expense) - primarily
  interest expense                                                (1,171)       (2,374)       (5,544)
                                                               ---------     ---------     ---------
Income before income taxes
  and extraordinary items                                      $  83,836     $  79,205     $  63,847
                                                               =========     =========     =========

Assets
Total assets for reportable
  segments                                                     $ 299,995     $ 216,137     $ 213,180
Unallocated assets(a)                                              6,518         7,309         6,398
                                                               ---------     ---------     ---------
Total Assets                                                   $ 306,513     $ 223,446     $ 219,578
                                                               =========     =========     =========


Other Significant items
Segment expenditures for
  assets                                                       $  22,133     $  17,981     $  22,330
Corporate expenditures
  for assets                                                       2,427         1,825         3,015
                                                               ---------     ---------     ---------
Total                                                          $  24,560     $  19,806     $  25,345
                                                               =========     =========     =========
Segment depreciation/
  amortization                                                 $  16,456     $  12,937     $  14,516
Corporate depreciation/
  amortization                                                     1,697           417           256
                                                               ---------     ---------     ---------
Total                                                          $  18,153     $  13,354     $  14,772
                                                               =========     =========     =========


(a)   Unallocated assets are the corporate headquarters assets

NOTE P-EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

                                             1997          1996           1995
-------------------------------------------------------------------------------
BASIC EPS
Earnings:
  Income before
    extraordinary item                       $57,029      $ 54,260       $43,212
  Extraordinary item                            --          (1,770)         --
                                             -------      --------       -------
  Net income                                  57,029        52,490        43,212

Shares:
Weighted average number
  of common shares outstanding                16,579        16,054        16,018
                                             -------      --------       -------

Basic EPS:
  Before extraordinary item                  $  3.44      $   3.38       $  2.70
Extraordinary item                              --            (.11)         --
                                             -------      --------       -------
Basic EPS                                    $  3.44      $   3.27       $  2.70

DILUTED EPS
Earnings:
  Income before
    extraordinary item                       $57,029      $ 54,260       $43,212
  Extraordinary item                            --          (1,770)         --
  Interest on convertible
    subordinated notes,
    net of taxes                                --           2,137         2,336
                                             -------      --------       -------
  Net income available to
    common shareholders                      $57,029      $ 54,627       $45,548

Shares:
Weighted average number
  of common shares outstanding                16,579        16,054        16,018
Dilutive Effect of
  Potential Common Stock:
  Stock options                                  129            91            84
  Restricted stock                                15           162           122
  Convertible notes                             --           1,587         1,736
                                             -------      --------       -------
Weighted average number of
  common shares after
  dilutive effects                            16,723        17,894        17,960
                                             -------      --------       -------

Diluted EPS:
Before extraordinary item                    $  3.41      $   3.15       $  2.54
Extraordinary item                              --            (.10)         --
                                             -------      --------       -------
Diluted EPS                                  $  3.41      $   3.05       $  2.54

NOTE Q - PENDING MERGER

On March 17, 1998, the company entered into a definitive agreement to merge with Southdown Corporation ("Southdown"), a publicly held corporation with its headquarters located in Houston, Texas whose primary lines of business are the production and sale of portland cement and concrete.

The agreement specifies, among other things, that Southdown will exchange .88 of its shares for each share of the company in an exchange that is expected to be tax-free for income tax purposes. It is expected that the merger will be accounted for as a pooling of interests. The transaction is subject to shareholder approval by both companies.

The following unaudited pro forma data summarizes the combined operating results of the company and Southdown as if the merger had occurred at the beginning of the periods presented.

                                                       UNAUDITED PRO FORMA
------------------------------------------------------------------------------------------
                                               1997                1996         1995
------------------------------------------------------------------------------------------
                                                  (In millions, except per share data)
Revenue                                      $1,095.2           $ 987.8          $ 889.4
Net income                                      153.7             125.5             90.7
Net income per common share:
  Basic                                          4.10              3.64             2.58
  Diluted                                        3.94              3.21             2.37

Average shares outstanding (1):
  Basic                                          36.9              32.4             31.4
  Diluted                                        39.0              39.8             39.2

  (1) The pro forma weighted average common shares outstanding have been computed based on the total of the weighted average common shares outstanding of the company and Southdown (adjusted to equivalent shares of Southdown assumed to be issued in the pooling) for all periods presented.

NOTE R - SUBSEQUENT EVENT

On February 19, 1998, the company's Wampum, Pennsylvania plant received a second NOV from the EPA alleging violations of Pennsylvania and federal law between December 28, 1996 and November 21, 1997, relating to a condition in the plant's air quality plan approval requiring automatic cessation of flow of waste-derived liquid fuel upon exceeding certain opacity levels. The company is formulating a response to this notice. The NOV did not make a demand for any civil penalties, however it indicated that such penalties were available. At this time, the company is unable to predict what penalties or other compliance measures EPA may seek for the violations alleged in the NOV. Therefore the company cannot estimate the final cost, but the company does not believe at this time that it will have a material impact on the company's results of operations.

NOTE S - QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial results for 1997 and 1996 appear in the table below (in thousands, except per share amounts):

                                                                          Earnings Per Share
                   Net             Gross               Net            --------------------------
                 Sales            Profit            Income            Basic              Diluted
---------------------------------------------------------------------------------------------------------
1997
1ST           $ 56,839          $  9,615          $  1,832            $    .11           $    .11
2ND            103,185            38,608            18,308                1.10                1.09
3RD            117,068            43,034            23,746                1.44                1.42
4TH             98,866            30,853            13,143                 .80                 .79
               -------          --------          --------            --------            --------
              $375,958          $122,110          $ 57,029            $   3.44            $   3.41
---------------------------------------------------------------------------------------------------------
                                                                          Earnings Per Share
                   Net             Gross               Net            --------------------------
                 Sales            Profit             Income           Basic              Diluted
---------------------------------------------------------------------------------------------------------
1996
1st           $ 45,073          $  7,999          $  1,192            $    .07           $      (a)
2nd             85,995            29,489            14,969                 .93               .86
3rd            109,295            39,259            22,094                1.39              1.27
4th             83,014            31,378            16,005(b)              .99(b)            .93(b)
              --------          --------          --------            --------           --------
              $323,377          $108,125          $ 54,260(b)         $   3.38(b)        $   3.15(b)
---------------------------------------------------------------------------------------------------------

(a) Anti-dilutive
(b) Before an extraordinary charge, net of income taxes, of $1,770 or, $(.11) and $(.10) basic and diluted per share, respectively.

The company's business is highly seasonal and particularly sensitive to weather conditions. Quarter results are not indicative of annual results.

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

The consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears following this page.

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

Robert S. Evans, Chairman of the Board


R. Breck Denny, Vice President - Finance & Treasurer


Edward A. Doles, Corporate Controller

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF MEDUSA CORPORATION:
We have audited the accompanying consolidated balance sheets of Medusa Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Cleveland Ohio
January 26, 1998
(March 18, 1998 as to notes Q and R)

Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III
                                    --------

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Directors

The respective ages, positions and periods of service as Directors of the Company, business experience during the past five years and directorships in other companies are set forth below:

MONE ANATHAN, III

          Age 58; Director since 1992; former President of Filene's Basement Corp., Wellesley, MA (retailer), 1984 to 1997. Other Directorships:
          Filene's Basement Corp., Crane Co., Brookstone, Inc.

E. THAYER BIGELOW, JR.
          Age 56; Director since 1988; Chief Executive Officer, Courtroom Television Network, New York, NY, an affiliate of Time Warner Entertainment LP, 1997 to present; President and Chief Executive Officer, Time Warner Cable Programming, Inc., Stamford, CT, a subsidiary of Time Warner Entertainment LP (basic cable television program services), 1991 to 1997. Other Directorships: Crane Co., Lord Abbett Mutual Funds.

R. S. EVANS
          Age 54; Director since 1979; Chairman and Chief Executive Officer of the Company, 1987 to present; Chairman and Chief Executive Officer of Crane Co., Stamford, CT (diversified manufacturer of engineered products and an affiliate of the Company), 1984 to present; President of Crane Co., 1987 to 1991 and 1992 to 1995. Other Directorships:
          Crane Co., Fansteel Inc., HBD Industries, Inc.

RICHARD S. FORTE
          Age 53; Director since 1988; Chairman, Forte Cashmere Company, Inc., Woonsocket, RI (processor and dealer of luxury natural fibers), 1987 to present; President of Forte Cashmere Company, Inc.,
          Woonsocket, RI, 1992 to 1996; President, Dawson Forte Cashmere Co., 1997 to present. Other Directorships: Crane Co., Wilmington Research & Development Corporation.

DORSEY R. GARDNER
          Age 55; Director since 1989; President, Kelso Management Company, Inc., Boston, MA. (investment management). Other Directorships: Crane Co., Filene's Basement Corp., Medicus Systems Corp.

JEAN GAULIN
          Age 55; Director since 1995; Vice Chairman, President and Chief Operating Officer of Ultramar Diamond Shamrock Corporation, San Antonio, TX (petroleum refining and marketing), 1996 to present; Chairman and Chief Executive Officer of Ultramar Corporation, Greenwich, CT, 1992 to 1996; Chief Executive Officer of Ultramar PLC and President, Chief Executive Officer and Chairman of American Ultramar Limited, 1989 to 1992. Other Directorships: Ultramar Diamond Shamrock Corporation, Crane Co., Quebec Telephone.

                                    PART III

DWIGHT C. MINTON
          Age 63; Director since 1988; Chairman of the Board, Church & Dwight Co., Inc., Princeton, NJ (manufacturer of consumer and specialty products). Other Directorships: Church & Dwight Co., Inc., Crane Co.

CHARLES J. QUEENAN, JR.
          Age 67; Director since 1988; Senior Counsel, Kirkpatrick & Lockhart LLP, Pittsburgh, PA (attorneys-at-law). Other Directorships: Crane Co., Allegheny Teledyne Incorporated.

GEORGE E. UDING, JR.
          Age 66; Director since 1993; President and Chief Operating Officer of the Company, 1994 to present; Consultant, 1992 to 1993; Senior Vice President, ESSROC Corporation through 1991.

BORIS YAVITZ
          Age 74; Director since 1988; Principal, Lear, Yavitz & Associates (consultants); Paul Garrett Professor Emeritus of Public Policy and Business Responsibility and Dean Emeritus, Columbia University Graduate School of Business, New York, NY. Other Directorships: Crane Co., Israel Discount Bank of New York.

Item 10. (b)IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the registrant are as follows:
Robert S. Evans              Chairman and Chief               Chairman & Chief Executive                      54
                               Executive Officer                 Officer of the company
                                                                 since 1988: Chairman and Chief
                                                                 Executive Officer, Crane Co.
                                                                 (diversified manufacturer of
                                                                 engineered products).

George E. Uding,             President and Chief              President and Chief Operating                   66
 Jr.                           Operating Officer                 Officer of the company since
                                                                 1994; former Senior Vice
                                                                 President, Essroc Corporation
                                                                 (producer of cement).

Robert J. Kane               Senior Vice                      Senior Vice President of the                    48
                               President                         Company and President of Medusa
                                                                 Cement Group since 1994;
                                                                 previously Vice President of the
                                                                 company and President of Medusa
                                                                 Aggregates Group; Vice-President
                                                                 and Controller of Medusa
                                                                 Aggregates Company, a subsidiary

Robert D. Vilsack            Vice President                   Vice President, Secretary                       37
                               Secretary and                     and General Counsel of the
                               General Counsel                   company since 1997; former Vice
                                                                 President, General Counsel
                                                                 and Secretary - Figgie
                                                                 International (manufacturer
                                                                 of diversified products).

Dennis R. Knight             Vice President                   Vice President of the company;                  52
                                                                 and President of Medusa
                                                                 Aggregates group since 1994;
                                                                 former Regional Vice President -
                                                                 General Manager Vulcan Materials
                                                                 (Wisconsin, Indiana, Central
                                                                 Illinois and Iowa) (aggregates).

R. Breck Denny               Vice President                   Vice President-Finance and                      49
                               Finance and                       Treasurer (Chief Financial
                               Treasurer                         Officer) of the company since
                                                                 1994; previously Director of
                                                                 Strategic Planning, Medusa
                                                                 Corporation; former Vice
                                                                 President - Advisory, Mergers
                                                                 and Acquisitions, J.P. Morgan
                                                                 (investment banking).

Alan E. Redeker              Vice President                   Vice President of the company                   54
                                                                 and Vice President
                                                                 Manufacturing, Medusa Cement
                                                                 Company, a division since 1994;
                                                                 former General Manager of
                                                                 Northern California operations of
                                                                 Associated Concrete Products
                                                                 and held various positions at
                                                                 Kaiser Cement Corporation (producer
                                                                 of cement).

Richard A. Brown             Vice President                   Vice President - Human                          50
                                                                 Resources of the company since
                                                                 1994; previously Director of
                                                                 Human Resources, Medusa
                                                                 Corporation; former Vice
                                                                 President-Human Resources and
                                                                 Corporate Services, Pioneer-
                                                                 Standard Electronics, Inc.
                                                                 (manufacturer of electric components).

All executive officers serve at the pleasure of the Board of Directors with no fixed term of office.


Item 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's standard retainer payable to each non-employee Director is $15,000 per annum. Pursuant to the Company's 1988 Non-Employee Director Restricted Stock Plan, non-employee Directors are awarded Common Shares with a fair market value equal to the annual retainer. All Directors who are not full-time employees of the Company, of which there are currently eight, are eligible to participate in the 1988 Non-Employee Director Restricted Stock Plan. Once awarded, the Common Shares are subject to forfeiture if the Director ceases to remain a Director until the Company's next annual meeting of shareholders, except in the case of death, permanent disability or change in control, and may not be sold for a period of five years thereafter. In April of 1997, each non-employee Director received 390 restricted Common Shares pursuant to the 1988 Non-Employee Director Restricted Stock Plan. Non-employee Directors also receive $250 for each Board of Directors meeting attended. Further, non-employee Directors who are members of Committees of the Board of Directors receive $250 for each Committee meeting attended.

The table below shows information concerning annual and long-term compensation earned during the last three fiscal years by the Chief Executive Officer and the four other most highly compensated executive officers as of the end of fiscal year 1997 and one former executive officer (the "Named Executive Officers"):

                                                                                    Long-term Compensation
                                                                                    ----------------------
                                             Annual Compensation                        Awards              Payouts
                                             --------------------                   ----------              -------

               (a)          (b)        (c)       (d)          (e)              (f)            (g)           (h)            (i)
                                                                                           Securities
NAME AND PRINCIPAL                                        Other Annual                     Underlying                    All Other
------------------                                        Compensation  Restricted Stock    Options/        LTIP       Compensation
POSITION                    YEAR   SALARY($)   BONUS($)       ($)(1)      AWARDS($)(2)      SAR'S(#)   PAYOUTS($)(3)      ($)(4)
---------                   ----   ---------- ---------     ---------     ------------      --------   -------------  -   ------

R. S. Evans                   1997  $285,000    $163,445     $690,106         $92,647           30,000     $844,960    $10,000
  Chairman of the Board &     1996   275,000     211,971      342,660          63,762           30,000      323,438     10,000
  Chief Executive Officer     1995   250,000     139,466      397,117          59,816           30,000      275,625      8,047

George E. Uding, Jr.          1997   345,000     197,854      345,712         163,324(5)        30,000      379,409      6,707
  President &                 1996   330,000     254,366      237,124          97,224(5)        30,000          -0-     10,000
  Chief Operating Officer     1995   300,000     167,360      169,764          99,182(5)        30,000          -0-      7,536

Robert J. Kane                1997   169,000      96,920      336,222          16,987           15,000      368,993      9,019
  Senior Vice President       1996   162,000     124,870      239,258          10,833           15,000      107,813      7,454
                              1995   155,000      86,469      157,339          10,116           15,000       91,875      5,395

R. Breck Denny                1997   163,020      93,490      161,344          29,282           13,500      177,075      8,711
  Vice President-Finance      1996   156,750     120,824       47,693          21,177           13,500          -0-      7,213
  and Treasurer               1995   150,000      83,680       37,626          19,817           12,000          -0-        -0-

Dennis R. Knight              1997   138,060      79,176      155,938          27,536           15,000      171,136      3,832
  Vice President              1996   132,750      98,109          -0-          20,198           12,000          -0-      5,942
                              1995   127,000      70,849          -0-          17,331           12,000          -0-        -0-

John P. Siegfried(6)          1997   128,608      66,380      261,850          80,280           12,000      287,372      4,750
  Vice President, Secretary   1996   135,000     104,059      203,986          50,912           12,000      107,813      6,226
  and General Counsel         1995   130,000      72,522      173,326          47,385           12,000       91,875      5,527


(1) With respect to 1997, this column reflects tax gross-up payments payable in cash when established performance targets with respect to performance restricted shares ("Performance Restricted Shares") are achieved as of an established test date and the restrictions on such Performance Restricted Shares lapse. With respect to fiscal years 1996 and 1995, this amount also includes non-preferential dividends paid on Performance Restricted Shares for which the restrictions had not lapsed.

(2) This column reflects the value of Supplemental Executive Retirement Plan ("SERP-Equivalent") shares awarded to each Named Executive Officer as of the date of grant. The SERP equivalent shares are actuarially-determined time-vested restricted shares.

(3) This column reflects the value (as of the vesting date) of the Performance Restricted Shares which vested during the fiscal year as a result of the attainment of the established performance targets. As of December 31, 1997, the aggregate number of unvested Performance Restricted Shares and the value of such shares held by the Named Executive Officers were as follows: Mr. Evans, 80,672 shares having a market value of $3,368,056; Mr. Uding, 88,400 shares having a market value of $3,690,700; Mr. Kane, 35,988 shares having a market value of $1,502,499; Mr. Denny, 27,471 shares having a market value of $1,146,914; Mr. Knight, 27,619 shares having a market value of $1,153,093; and Mr. Siegfried, -0-.

(4) All Other Compensation reported in column (i) includes; a) amounts contributed by the Company as matching contributions for fiscal 1997 for the Named Executive Officers, except for Mr. Evans, under the 401(k) Plan, and b) the non-qualified matching contributions made by the Company in fiscal 1997 for the benefit of Messrs. Evans, Uding, Kane, Denny, Knight and Siegfried of $10,000, $1,957, $4,269, $3,961,
         $1,374 and $-0-, respectively.

(5) Under the terms of the plan, Mr. Uding's SERP-Equivalent share restrictions immediately lapsed upon award because he had attained age 62.

(6)      Mr. Siegfried retired from the Company on December 1, 1997.


STOCK OPTION GRANTS IN LAST FISCAL YEAR:

The table below shows all individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1997:

             (a)                    (b)               (c)                (d)              (e)               (f)
                                 Number of
                                Securities         % of Total
                                Underlying     Options/SAR's (1)
                                 Options/          Granted to        Exercise or                        Grant Date
                                 SAR's(1)     Employees in FISCAL    Base Price       Expiration      Present VALUE
            Name                (#)Granted            Year            ($/Sh)(2)           Date            ($)(3)
            ----                ----------            ----            ----------          ----            ------
R. S. Evans.................      30,000                10.2%           $36.375        04/21/2007          $464,700
George E. Uding, Jr.              30,000                10.2%            36.375        04/21/2007           464,700
Robert J. Kane..............      15,000                 5.1%            36.375        04/21/2007           232,350
R. Breck Denny..............      13,500                 4.6%            36.375        04/21/2007           209,115
Dennis R. Knight............      15,000                 5.1%            36.375        04/21/2007           232,350
John P. Siegfried...........      12,000                 4.1%            36.375        04/21/2007           185,880

                                       48

(1) Since fiscal 1990, the Company has not granted any stock appreciation rights (SAR's).

(2) All Stock Options were granted with an exercise price equal to the fair market value of the Common Shares on the date of grant. Options granted become exercisable 50% one year, 75% two years and 100% three years after grant and, unless exercised, expire ten years after grant. Except with respect to senior executive officers (the Chairman and the President), whose awards continue to vest and be exercisable on a post-employment basis for the balance of the vesting period or exercise period), if employment terminates, the participant may exercise his or her Stock Options only to the extent they could have been exercised on the date the participant's employment terminated and within three months thereafter. In the event a participant's employment terminates by reason of death, retirement, permanent disability or change in control, Stock Options become fully vested and exercisable in accordance with their terms. The exercise price may be paid by delivery of Common Shares owned by the participant for more than six months and the participant's income tax obligations related to exercise may be satisfied by surrender of Common Shares held previously or received upon exercise, subject to certain conditions.

(3) The Stock Options were valued using the Black-Scholes method which indicated a value of $15.49 per option. The assumptions used were:
         Volatility .259, Risk-Free Interest Rate 6.87% based on the Bear, Stearns & Co.'s Treasury Strip Rate Maturing May 2007; Dividend Yield 1.65% and a ten-year time of exercise. Since the actual value, if any, which an optionee may realize depends on the excess of the stock price over the exercise price on the date the option is exercised, there is no assurance that the value will be at or near the value estimated using the Black-Scholes method.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information with respect to Stock Options exercised by the Named Executive Officers during 1997 under the 1991 LTIP and the value of unexercised in-the-money Stock Options held at December 31, 1997:


              (a)                       (b)                 (c)                    (d)                         (e)
                                                                                                       Value of Unexercised
                                                                          Number of Securities         In-the-Money Options/ SAR's
                                                                          Underlying Unexercised      (1) at DECEMBER 31,
                                                                          Options/SAR's (1) at         -------------
                                  Shares Acquired                         December 31, 1997(#)             1997($)(3)
                                    On Exercise       Value Realized      --------------------             ----------
                                         (#)                ($)(2)      Exercisable Unexercisable   Exercisable Unexercisable
                                  ---    ----       ----    -------     ----------- -------------   ----------- -------------
              NAME
R. S. Evans..............             52,500             $1,324,456    15,000             52,500   $194,062        $485,624
George E. Uding, Jr.                  30,000                574,453    15,000             52,500    194,062         485,624
Robert J. Kane...........             17,250                343,969       -0-             26,250        -0-         242,812
R. Breck Denny...........              8,250                144,492     9,750             23,250    139,453         212,015
Dennis R. Knight.........              9,000                116,437     2,250             24,000     34,594         244,969
John P. Siegfried........             17,625                352,477       -0-                -0-        -0-             -0-

(1) Since fiscal 1990, the Company has not granted any stock appreciation rights (SAR's).

(2) Since fiscal 1995, no Named Executive Officer has received any value from any exercise of an SAR.

(3) The fair market value (the average of the high and low prices on the New York Stock Exchange Composite Transactions Tape) of one Medusa Corporation Common Share on December 31, 1997 was $41.75. The value is calculated by determining the difference between the option exercise price and $41.75, multiplied by the number of shares of Common Stock underlying the options.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

     The table below shows information with respect to Performance Restricted Shares awarded pursuant to the 1991 LTIP to the Named Executive Officers during the fiscal year ended December 31, 1997:

                   (a)                                    (b)                            (c)

                                                Number Of Shares, Units             Performance Or
                                                      Or Other                    Other Period Until
                  Name                              Rights (#)(1)               Maturation Or Payout (2)
                  ----                          -----------------------         ------------------------
R. S. Evans ........................                      17,453                     20% per year;
                                                                                from 4/22/98 to 4/21/02
George E. Uding, Jr.                                      15,510                     20% per year;
                                                                                from 4/22/98 to 4/21/02
Robert J. Kane .....................                       9,533                     20% per year;
                                                                                from 4/22/98 to 4/21/02
R. Breck Denny .....................                       8,195                     20% per year;
                                                                                from 4/22/98 to 4/21/02
Dennis R. Knight....................                       9,243                     20% per year,
                                                                                from 4/22/98 to 4/21/02
John P. Siegfried ..................                       5,793                     20% per year;
                                                                                from 4/22/98 to 4/21/02

--------------

(1) This column reflects Performance Restricted Share awards. The fair market value (the average of the high and low prices on the New York Stock Exchange Composite Transactions Tape) of one Common Share on the April 21, 1997 award date (the "Award Date") was $36.375.

(2) A 20% portion of the Performance Restricted Share award is tested annually during the 5-year restriction period on each anniversary of the Award Date (each, a "Test Date"). In order for the share restrictions to fully lapse, two requirements must be met: (i) the value of one Common Share (adjusted for stock distributions, but not reflecting dividends) may not decline from the Award Date to a Test Date; and (ii) the Common Share growth rate must meet or exceed 110% of the growth rate of the Cement Industry Peer Group, when measured from the Award Date to a Test Date. There is also a provision for "Partial Lapses" with respect to proportionate amounts of the shares in 10% increments, if more than 101%, but less than 110%, of the growth rate performance objective is attained (i.e., a 101% growth rate causes the restrictions to lapse with respect to 10% of the shares, etc.). If, when tested, the restrictions on all or part of a 20% portion of the award fail to lapse, then such portion or portions are not forfeited until they are retested, as applicable, during the 5-year restriction period. Upon the lapse of restrictions on Performance Restricted Shares, the participant will receive a tax gross-up payable in cash. During the performance period, the Performance Restricted Shares may be voted and pay non-preferential dividends to the participant.


RETIREMENT BENEFITS

The Medusa Corporation Pension Plan for Certain Covered Employees (the "Pension Plan") is a defined benefit pension plan. The amount of contribution with respect to a specified person is not, and cannot be, individually calculated. Benefits under the Pension Plan are based on the participant's base salary, but excludes annual and long-term incentive compensation and commissions and reflects credited years of service up to a maximum of 35 years of service. The table below sets forth estimated annual benefits under the Pension Plan which are payable to an employee upon normal retirement in 1998 at age 65 with selected periods of service and assumes payments are made on a straight life annuity basis:


                                                                PENSION PLAN TABLE
                                                  Estimated Annual Benefits upon Retirement in 1998
   REMUNERATION                                            with Years of Service Indicated(1)
   -------------           ---------------------------------------------------------------------------------------------------------
                           5 YEARS       10 YEARS       15 YEARS       20 YEARS        25 YEARS       30 YEARS       35 YEARS
                           -------       --------       --------       --------        --------       --------       --------
           $100,000        $ 6,720        $13,440        $20,160        $26,880        $ 33,600       $ 40,320       $ 47,040
            125,000          8,416         16,833         25,249         33,665          42,082         50,498         58,915
            150,000         10,113         20,225         30,338         40,451          50,564         60,676         70,789
            175,000         11,809         23,618         35,427         47,237          59,046         70,855         82,664
            200,000         13,506         27,011         40,517         54,022          67,528         81,034         94,539
            225,000         15,202         30,404         45,606         60,808          76,010         91,212        106,414
            250,000         16,898         33,797         50,695         67,594          84,492        101,391        118,289

--------------

(1) The amounts shown exclude any benefits under the Pension Plan provided solely through optional employee contributions. In accordance with amendments to the Internal Revenue Code (the "Code") made by the Tax
         Reform Act of 1986 and the Omnibus Budget Reconciliation Act of 1993
         ("OBRA"), the maximum amount of compensation which may be included in the determination of any participant's benefit under the Pension Plan in 1998 is $160,000 and the maximum annual benefit payable under the Pension Plan in 1998 is $130,000. However, these limitations may not reduce a participant's accrued benefit under the Pension Plan below such participant's accrued benefit under the Pension Plan as of December 31, 1988.

The above table covers all of the Named Executive Officers, other executive officers and other salaried employees on a non-contributory basis. The Pension Plan also provides for the payment of benefits to an employee's surviving spouse or other beneficiary and various other optional methods of payment. The calculation of retirement benefits under the Pension Plan is based upon average earnings for the highest five consecutive years in the ten years preceding retirement. The benefits listed in the above table are not subject to any deductions for Social Security or other offset amounts. As of March 2, 1998, the years of credited service for the Named Executive Officers are as follows:
Messrs. Evans, Uding, Kane, Denny and Knight were: 10, 4, 18, 3 and 3 years, respectively. Mr. Siegfried retired from the Company on December 1, 1997.

In fiscal 1995, the Board of Directors approved a SERP-Equivalent Plan for executive officers. The value of the SERP-Equivalent Plan awards to the Named Executive Officers in fiscal 1997 are set forth in the restricted stock award column of the Annual Compensation table. As stated below in its report, the Board of Directors or the Organization and Compensation Committee, as applicable, has annually awarded a comparable number of restricted shares to the executive officers. From fiscal 1991 through fiscal 1994, these awards were solely Performance Restricted Shares. However, beginning in fiscal 1995 and continuing in fiscal 1997, an actuarially-based number of shares were "carved-out" from the restricted share award and restricted for a period of five years, or until the participant reaches age 62, whichever occurs sooner. The SERP-Equivalent Plan awards are designed to supplement the Company qualified pension plan by providing the maximum pension benefit at 15 rather than 35 years of service, and are based upon Annual Incentive Plan (the "AIP") compensation in addition to base salary. In fiscal 1997, the balance of the 1991 LTIP awards to the Named Executive Officers were in Performance Restricted Shares or Stock Options (see "Stock Option Grants in Last Fiscal Year").

SEVERANCE AGREEMENTS

         The Company has special termination agreements with each of its executive officers including the Named Executive Officers (other than Mr. Siegfried who retired on December 1, 1997). Prior to a change of control of the Company, the beneficiaries are employees at will and as such may be discharged without being entitled to contractual benefits (change of control includes tender offers and certain other change of control transactions). The agreements provide for a lump sum cash payment of three times the amount of the employee's annual base salary and a pro-rata portion of any annual incentive compensation from the previous year if: (a) within two years from the date of a change of control such employee is terminated without cause by the Company; (b) within such two-year period such employee terminates his or her employment for good reason; or (c) at the end of a one-year period from the date of a change of control such employee terminates his or her employment within a 30-day period for any reason. All of the agreements provide for reimbursement of the employee on an after-tax basis in the event excise taxes are imposed on employee benefits under Section 4999 of the Code, irrespective of whether such benefits are paid by reason of the agreement or otherwise.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table shows information with respect to the only persons (including any group) known to the Company to beneficially own five percent or more of the Common Shares outstanding at March 2, 1998:

                                                              Number Of                Percent
               Name And Address                              Common Shares             Of Class
               ----------------                              --------------            ---------
FMR Corp.
  82 Devonshire St.
  Boston, MA 02109..........................                    2,191,804 (1)           13.0%

The Crane Fund
  100 First Stamford Place
  Stamford, CT 06902........................                    1,560,370 (2)            9.3%

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              (continued)

(1) As reported in a Schedule 13G/A received by the Company on March 2, 1998 from FMR Corp. ("FMR"). FMR filed the Schedule 13G/A for certain affiliates, Fidelity Management & Research Company, Fidelity Management Trust Company, Fidelity Magellan Fund and Fidelity International Limited, which entities are the beneficial owners of the Common Shares. In the Schedule 13G/A, FMR and its principals indicated that they had filed on a voluntary basis and disclaimed that they were a "group" and thus, that their shares did not need to be aggregated for purposes of
         Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(2) As reported in a Schedule 13D received by the Company on October 31, 1988. The Crane Fund is a charitable trust managed by trustees appointed by the Board of Directors of Crane Co. On March 2, 1998, the trustees of The Crane Fund were G. A. Dickoff, A. I. duPont, R. B. Phillips, M. L. Raithel and D. S. Smith, all of whom are officers of Crane Co. Pursuant to the trust instrument, Common Shares held by such trust shall be voted by the trustees as directed by the Board of Directors of Crane Co., the distribution of the income of the trust for its charitable purposes is subject to the control of the Crane Co. Board of Directors, and Common Shares may be sold by the trustees only upon the direction of the Crane Co. Board of Directors acting by a two-thirds vote. Messrs. Anathan, Forte, Gardner, Gaulin, Evans, Minton, Bigelow, Queenan and Yavitz, directors of the Company, are also directors of Crane Co. and collectively represent 100% of the current directors of Crane Co.. None of the trustees of The Crane Fund, Directors of Crane Co. or Directors or Nominees for Director of the Company have any direct beneficial interest in, and all disclaim beneficial ownership of, Common Shares held by The Crane Fund.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

The following table shows beneficial ownership, reported to the Company as of March 2, 1998 (except as otherwise noted below), of Common Shares by each Director, nominee for Director and each Executive Officer named in the Summary Compensation Table (which includes one former Executive Officer) and, as a group, of such persons and other executive officers:

                                                                         Common                            Percent
           Name                                                        Shares(1)(2)                           Of
           ----                                                        ------------                        ---------
                                                                                                           CLASS(2)(3)
           Mone Anathan, III................................                  3,490                            *
           E. Thayer Bigelow, Jr. ..........................                  7,859                            *
           R. S. Evans......................................                741,061  (4)(5)(6)               4.4%
           Richard S. Forte.................................                  8,424                            *
           Dorsey R. Gardner................................                  5,342                            *
           Jean Gaulin .....................................                  3,040                            *
           Dwight C. Minton.................................                  9,047                            *
           Charles J. Queenan, Jr. .........................                 17,175                            *
           George E. Uding, Jr. ............................                161,452  (5)(6)                    *
           Boris Yavitz.....................................                 12,115                            *
           Robert J. Kane...................................                131,965  (5)(6)                    *
           R. Breck Denny...................................                 54,658  (5)(6)                    *
           Dennis R. Knight.................................                 42,621  (5)(6)                    *
           John P. Siegfried................................                 82,516  (5)(6)(7)                 *
                                                                                                               *
           All of the above and other
           executive officers as a group                                  1,404,313  (5)(6)                  8.4%
           (18 persons).....................................

-----------------------------------

(1) Each person has sole voting and investment power with respect to the Common Shares listed, unless otherwise indicated. Includes Common Shares held jointly, or in other capacities, as to which, in some cases, beneficial ownership is disclaimed.
(2) The number of Common Shares owned by each person, or by the group, has been adjusted and the percentage owned (where such percentage exceeds 1.0%) has been computed in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act.
(3)  An asterisk indicates ownership of less than 1.0%.
(4) The shareholdings shown in the above table include 77,200 Common Shares owned by The Evans Family Foundation, as to which Mr. Evans disclaims beneficial ownership.
(5) The shareholdings shown in the above table include Common Shares held under the Medusa Corporation Savings and Investment Plan (the "401(k) Plan") for Messrs. Evans, Uding, Kane, Denny, Knight, Siegfried and all executive officers as a group, which are -0-, 1,004, 1,344, 383, 281, 3,450 and
     10,794 Common Shares, respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(6) The shareholdings shown in the above table include Common Shares subject to non-qualified stock options ("Stock Options") exercisable within 60 days of March 2, 1998 by Messrs. Evans, Uding, Kane, Denny, Knight, Siegfried and all executive officers as a group, which are 30,000, 30,000, 7,500, 16,500, 9,750, 0 and 130,875 Common Shares,
         respectively.

(7) Mr. Siegfried retired from the Company on December 1, 1997, and the amount indicated represents his beneficial ownership as of that date.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The law firm of Kirkpatrick & Lockhart LLP, of which Mr. Queenan is Senior Counsel, furnished legal services to the Company in fiscal 1997. Such legal fees did not exceed five percent of the gross revenues of Kirkpatrick & Lockhart LLP in 1997. Apart from the director compensation arrangements, which Mr. Queenan received, he did not personally receive any fees for legal services which Kirkpatrick & Lockhart LLP provided to the Company in fiscal 1997.


                                  PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                    PAGE
(a)      1.       Financial Statements and Schedules

         Item 8 of this report lists certain consolidated financial statements and supplementary data of the company and its subsidiaries.

         2.       Financial Statement Schedules

         Schedule II Valuation and Qualifying Accounts..................57

         All other statements and schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the consolidated financial statements and related financial review.

                       MEDUSA CORPORATION AND SUBSIDIARIES
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31,

                                    Balance at   Additions (deductions)                     Balance at
                                    beginning    charged (credited) to     (deductions)-      end of
Description                          Of Year      Costs And Expenses         Additions         Year
-----------                          -------      ------------------      --------------    ----------
1997
  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                      $  350,640       $  36,694 (A)       $  937,318 (D)    $ 1,095,341
                                                                           (269,869)(C)
                                                                             40,558 (F)
    Reserve for Policy
      Adjustments                      822,624         775,154                    0          1,597,778
  Environmental Reserves:
    Current                            301,000         115,000              894,160 (H)      2,101,160
                                                                            791,000 (D)
    Long-term                          770,481       4,386,628             (276,477)(G)      9,795,472
                                                                           (894,160)(H)
                                                                          5,809,000 (D)
                                    ----------      ----------           ----------        -----------

          TOTAL                     $2,244,745      $5,313,476           $7,031,530        $14,589,751
                                    ==========      ==========           ==========        ===========

1996
  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                      $  351,257       $ 141,090 (A)       $ (141,707) (E)   $   350,640
    Reserve for Cash Discounts         185,408               0             (185,408) (B)             0
    Reserve for Policy
      Adjustments                       72,033         750,591                    0            822,624
Environmental Reserves:
    Current                            301,000                                                 301,000
    Long-term                          808,060         180,000             (217,579) (G)       770,481
                                    ----------      ----------           ----------        -----------
          TOTAL                     $1,717,758      $1,071,681           $ (544,694)       $ 2,244,745
                                    ==========      ==========           ==========        ===========

1995
  Deducted from Asset Accounts:
    Allowances for Doubtful
      Accounts                    $  228,503         $ 122,754 (A)       $        0        $   351,257
    Reserve for Cash Discounts       209,570           (24,162)                   0            185,408
    Reserve for Policy
      Adjustments                     80,719            (8,686)                   0             72,033
Environmental Reserves:
    Current                          417,000                               (116,000) (G)       301,000
    Long-term                      1,041,339           150,000             (383,279) (G)       808,060
                                   ---------         ---------           ----------        -----------
          TOTAL                   $1,977,131        $  239,906           $ (499,279)       $ 1,717,758
                                   =========         =========           ==========        ===========

Note A - Additional reserve based on receivable balance.
Note B - Adjust company receivables to net vs. gross.
Note C - Portion of reserve no longer considered necessary.
Note D - Reserves acquired at time of acquisition of Sparta, Whitestone and
         Lee Lime.
Note E - Receivable written off to reserve
Note F - Miscellaneous adjustments
Note G - Charges against reserve
Note H - Reclassification

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                   (continued)

(a)      1.       Financial Statements and Schedules (continued)

         3.       Exhibits

Exhibit
NUMBER                                               DESCRIPTION OF EXHIBIT

3.1 Articles of Incorporation of Medusa Corporation - incorporated by reference from Exhibit 3.1 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

3.2 Proposed Form of Amended and Restated Articles of Incorpora-tion of Medusa Corporation - incorporated by reference from
                    Exhibit 3.2 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

3.3 Regulations of Medusa Corporation - incorporated by reference from Exhibit 3.3 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

3.4 Proposed Form of Amended and Restated Regulations of Medusa Corporation - incorporated by reference from Exhibit 3.4 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

10.1 Proposed Form of Right Agreement - incorporated by reference from Exhibit 10.1 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

10.3 Proposed Form of Medusa 1988 Restricted Stock Award Plan - incorporated by reference from Exhibit 10.3 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

10.5 Form of Employment Agreement between Medusa Corporation and certain of its officers (R. S. Evans, G. E. Uding) - incorporated by reference from Exhibit 10.3 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988


10.6 Form of Employment Agreement between Medusa Corporation and certain of its officers (R. J. Kane, R. B. Denny, D. Knight)
                    - incorporated by reference from Exhibit 10.6 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

10.9 Form of Indemnification Agreement between Medusa Corporation and its directors and certain of its officers - incorporated by reference from Exhibit 10.9 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988

Exhibit
Number                                               Description Of Exhibit
------                                               ----------------------

11.1 Medusa Corporation 1991 Long-Term Incentive Plan - incorporated by reference from Amendment to Form S-8 filed February, 1996, Registration No. 33-46182

11.2 Medusa Corporation 1991 Long-Term Incentive Plan - incorporated by reference from Form S-8 filed June 13, 1997, Registration No. 333-29173

*12 Amended and Restated Revolving Credit Agreement, dated as of January 27, 1993 and as amended and restated as of December 15, 1995, between the company and KeyBank National Association, Amendment No. 1 dated as of December 16, 1996 and Amendment No. 2 dated as of December 17, 1997

13 Agreement and Plan of Merger dated as of March 17, 1998 between Medusa Corporation, Bedrock Merger Corp., and Southdown, Inc. - incorporated by reference from Exhibit 2.1 to the company's Reports on Form 8-K filed March 24, 1998

*21                 Subsidiaries of the Registrant

*23                 Consent of independent auditors

                    Financial Data Schedules                               Restated
                    ------------------------                               ---------
*27.1                      Fiscal year end 1997                                No
*27.2                      Fiscal year end 1995                               Yes
*27.3                      Fiscal year end 1996 and Quarters 1,2,3 of 1996    Yes
*27.4                      Quarters 1, 2, 3 of 1997                           Yes

99.1 Press release dated March 18, 1998 - incorporated by reference to Form 8-K filed March 24, 1998
                    Registration No. 001 - 01274

*99.2               Shareholders' Letter dated March 25, 1998

---------------------
*     Filed herewith


(b) Reports on Form 8-K

         No Reports on Form 8-K were filed during last quarter of 1997.

                                     PART IV


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

                              Date MARCH 23,1998

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

Date March 23, 1998      Date March 23,1998          Date March 23, 1998
    -----------------        --------------------        ---------------


                                   -DIRECTORS-

Mone Anathan, III             E. Thayer Bigelow, Jr.        Richard S. Forte'
--------------------          -----------------------       ------------------
Mone Anathan, III             E. Thayer Bigelow, Jr.        Richard S. Forte'

Date MARCH 23, 1998           Date MARCH 23, 1998           Date MARCH 23, 1998
    ---------------               ---------------               ---------------

Dorsey R. Gardner
--------------------          -----------------------       ------------------
Dorsey R. Gardner             Jean Gaulin                   Dwight C. Minton

Date March 23, 1998           Date March 23, 1998           Date March 23, 1998
    ---------------               ---------------               ---------------

Charles J. Queenan, Jr.
--------------------          -----------------------
Charles J. Queenan, Jr.       Boris Yavitz

Date March 23 , 1998          Date March 23, 1998
    ----------------              ---------------