Form 10-Q
period 1998-03-31
MEDUSA CORP
filed 1998-04-24
CIK 64674

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1998

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

                     YES       X               NO

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1998:

           Common Shares, Without Par Value - 16,686,025 shares










	INDEX


	MEDUSA CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Consolidated Statements of Income - Three months ended March 31,
1998 and 1997

	Consolidated Balance Sheets - March 31, 1998, March 31, 1997 and December 31, 1997

	Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997

	Notes to consolidated financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES










	-1-
Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Income
	(In Thousands, except per share data)

                                              Three Months Ended
                                               March 31,        March 31,
                                                 1998             1997
                                                     (Unaudited)
Net Sales                                    $   69,079       $   56,839
Costs and Expenses:
   Cost of sales                                 49,405           43,913
   Selling and administrative                    10,283            6,724
   Depreciation and amortization                  5,011            3,765
                                                 64,699           54,402
Operating Profit                                  4,380            2,437

Other Income (Expense):
   Interest income                                   20               67
   Interest expense                                (644)            (108)
   Miscellaneous - net                              141              285
                                                   (483)             244
Income Before Taxes                               3,897            2,681
Provision (Benefit) For Income Taxes              1,263              850
Net Income                                   $    2,634       $    1,831

Average Common Shares Outstanding:
     Basic                                       16,372           16,657
     Diluted                                     16,730           16,797

Net Income Per Common Share:
   Basic and Diluted                         $      .16       $      .11

Cash Dividends Declared Per Common Share     $      .15       $      .15


See notes to consolidated financial statements

Part I - Financial Information

Item 1 - Financial Statements

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Comprehensive Income

                                              Three Months Ended
                                               March 31,        March 31,
                                                 1998             1997
                                                     (Unaudited)

Net Income						   $ 2,634	   $ 1,831
Other comprehensive income, net of tax:
  Foreign currency translation adjustments	   59		  (57)
Comprehensive Income				   $ 2,693	   $ 1,774



	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                               March 31,        December 31,
                                            1998       1997         1997
                                               (Unaudited)
Assets

 Current Assets:
  Cash and short-term investments         $     635  $       -    $  13,813

  Accounts receivable, less allowances of
   $1,067, $890 and $1,095 respectively      37,620     31,948       32,786

  Inventories (Note 5)                       36,260     33,135       33,013

  Other current assets                       14,985     12,089        5,908

           Total Current Assets              89,500     77,172       85,520

 Property, Plant and Equipment:
   Cost                                     437,287    399,086      419,942
   Less accumulated depreciation            262,519    254,000      258,469
                                            174,768    145,086      161,473

 Goodwill                                    45,394      2,747       45,488
 Other Assets                                14,113     10,481       14,032


                   Total Assets           $ 323,775  $ 235,486    $ 306,513



	See notes to consolidated financial statements

Part I - Financial Information

	Medusa Corporation and Subsidiaries
	Consolidated Balance Sheets
	(In Thousands)

                                                  March 31,       December 31,
                                              1998        1997        1997
                                                 (Unaudited)
Liabilities and Shareholders' Equity

  Current Liabilities:

    Short-term borrowings                $   12,395  $   10,374    $        -
    Current maturities of
      long-term debt                            606          41        12,134
    Accounts payable                         18,091      16,659        16,348
    Accrued compensation and
      payroll taxes                           6,407       5,669         8,198
    Other accrued liabilities                13,570      11,901        14,380
    Income taxes payable                      2,019       1,141           337
      Total Current Liabilities              53,088      45,785        51,397

  Long-Term Debt                             39,043       4,084        24,108

  Accrued Postretirement Health
    Benefit Cost                             28,429      28,438        28,450

  Accrued Pension, Reserves and
    Other Liabilities                        11,769       2,999        11,882

  Shareholders' Equity:
    Preferred shares                              -           -             -
    Common shares                                 1           1             1
    Paid in capital                          72,861      58,135        72,077
    Retained earnings                       186,986     139,411       186,921
    Unvested restricted common shares             -         (10)          (28)
    Unearned restricted common shares        (8,809)     (7,472)       (8,835)
    Currency translation adjustment          (1,108)       (987)       (1,167)

                                            249,931     189,078       248,969
      Less Cost of Treasury Shares          (58,485)    (34,898)      (58,293)
      Total Shareholders' Equity            191,446     154,180       190,676
Total Liabilities and Shareholders'
       Equity                            $  323,775  $  235,486    $  306,513

	See notes to consolidated financial statements

	-5-
Part I - Financial Information

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Consolidated Statements of Cash Flows
	(In Thousands)
	(Unaudited)
                                                      Three Months Ended
                                                     March 31,   March 31,
                                                        1998        1997
Cash Flows From Operating Activities:
  Net income                                        $    2,634  $    1,831

  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization                      5,011       3,765
      Non cash selling and administration charges           54          74
      Provision for deferred income taxes                  131         163
      Postretirement health benefit cost                   (21)        105
      Increase in operating working capital            (16,664)    (14,458)
      Loss (Gain) on sale of capital assets                  3        (129)
Net Cash Used By Operating Activities                   (8,852)     (8,649)

Cash Flows From Investing Activities:
  Capital expenditures                                 (12,416)     (6,568)
  Payments for businesses acquired                      (5,500)    (12,750)
  Proceeds from sale of capital assets                       4         129

  Net Cash Used By Investing Activities                (17,912)    (19,189)

Cash Flows From Financing Activities:
  Increase in long-term debt                            15,000            -
  Payment of long-term debt                            (11,594)     (5,943)
  Dividends paid                                        (2,569)     (2,545)
  Acquisition of treasury shares                           (73)        (69)
  Stock options exercised                                  427         976
  Short-term borrowings                                 12,395      10,374
  Net Cash Provided From By Financing Activities        13,586       2,793

Decrease In Cash And Short-Term Investments            (13,178)    (25,045)

Cash And Short-Term Investments At Beginning
  Of Period                                             13,813      25,045

Cash And Short-Term Investments At End Of Period    $      635  $        -

	See notes to consolidated financial statements
	-6-

Item 1 - Financial Statements (Cont'd)

	Medusa Corporation and Subsidiaries
	Notes to Consolidated Financial Statements

1.	The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.

2.	The company's effective tax rate of 32.4% and 31.7% for 1998 and
1997, respectively, was lower than the federal statutory rate of 35% principally due to the percentage depletion deduction.

3.	At both March 31, 1998 and December 31, 1997, 50,000,000 common shares, without par value were authorized. At March 31, 1998, 16,686,025 shares were outstanding (16,664,949 at December 31, 1997).

4.	The company adopted Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS No. 128"). All prior-period earnings per share data presented has been restated to conform with the provisions of SFAS 128. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and equivalent common shares outstanding during the period.

	The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." A separate statement of comprehensive income follows the company's Consolidated
Statements of Income and disclosure of accumulated other comprehensive income balances is contained in Note 7 below.

Part I - Financial Information

5.	Inventories (in thousands):
		                                         March 31,       December 31,
		                                     1998       1997         1997
		    Finished goods                 $ 16,324   $ 12,377   $     16,555
		    Work in process                   5,095      6,030          1,644
	    Raw materials and supplies       14,841     14,728         14,814
	                                   $ 36,260   $ 33,135   $     33,013

	Inventories are stated at lower of cost, principally LIFO, or market: replacement cost would be higher by approximately
$7,589, 7,361 and $7,595 as of March 31, 1998, March 31, 1997
and December 31, 1997, respectively.

6.	Unaudited Business Segment Data (in thousands):

	Medusa Corporation has three segments: Cement Group, Aggregates Group and James H. Drew Corporation ("Drew"). The Cement Group produces and sells portland and masonry cements. The Aggregates
Group produces and sells construction aggregates, limestone-related home and garden products and industrial limestone. Drew provides construction services for highway safety. The segments are identified based on the separate markets served and the distinct operations required to service the markets.

	Cement	Aggregates
	 Group	   Group	Drew	Total

Quarter Ended March 31,
1998
Net Sales	$ 44,754	$ 19,902	$  4,423	$ 69,079
Operating
 Profit/(Loss)	   5,310	     712	    (350)	   5,672
Segment Assets	 192,066	 116,343	   8,476	 316,885

Quarter Ended March 31,
1997
Net Sales	$ 41,086	$ 12,793	$  2,960	$ 56,839
Operating
 Profit/(Loss)	   2,585	     447	    (373)	   2,659
Segment Assets	 174,918	  46,967	   6,662	 228,547

Part I - Financial Information

___________________________________________________________

							      Three Months
		    Ended March 31,
		  1998	  1997
Profit or Loss
Total operating profit
 for reportable segments		$  5,672	$  2,659
Non-allocated corporate
 expenses		  (1,293)	    (222)
Non-operating income/(expense)-
 primarily interest expense		    (483)	     244
Income before income taxes		$  3,897	$  2,681

Assets
Total assets for reportable
 segments		$316,885	$228,547
Unallocated assets (a)		   6,889	   6,939
Total Assets		$323,775	$235,486
___________________________________________________________
(a)Unallocated assets are corporate headquarters assets


7.	Disclosure of Accumulated Other Comprehensive Income Balances

										Accumulated
						 Foreign			   Other
						 Currency			Comprehensive
						   Items  		    Income
	December 31, 1997		  $(1,167)		   $(1,167)
	Current-period change 	       59			        59
	March 31, 1998			  $(1,108)		   $(1,108)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended March 31, 1998 Compared With Three Months
Ended March 31, 1997

	Net sales, net income, and diluted earnings per share all reached record levels for the first quarter of 1998. Net sales for the quarter increased to $69.1 million from $56.8 million in 1997, or about 22%. Operating profit rose to $4.4 million from $2.4 million in the first quarter of 1997. Net income for the quarter of $2.6 million, reflects a 44% improvement from $1.8 million in 1997's first quarter. On a diluted basis, earnings per share were $0.16 compared with $0.11 a year earlier.
Results for the 1998 quarter include the operations of White Stone Company of Southwest Virginia acquired in August 1997 and Lee Lime Corporation acquired in October 1997, as further discussed as part of the Aggregates Group.

	Cement Group

	Cement Group net sales increased by $3.7 million or about 9% over last year's first quarter, reflecting about 2% higher prices and a 7% increase in unit volume. Favorable weather comparisons for the 1998 quarter were a significant factor in the increased volumes. The cement segment represented 65% of consolidated sales in the quarter compared with 72% last year. Cement segment operating profit rose 105% to $5.3 million for the quarter, reflecting both strong sales and production volumes during the quarter. Cement operating margins rose to about 12% compared with about 6% in the prior year.

	As a group, the company's four cement plants operated at 44.7% of annual rated capacity during the first quarter of 1998 compared with 43.5% for the same period in 1997. Lower capacity ratings are historically experienced in the first quarter as annual maintenance programs are performed during the lower volume winter months in preparation for the year's production season.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	Depreciation expense for the Cement Group increased to $3.3 million for the first quarter of 1998 from $2.5 million for 1997, reflecting the high levels of capital spending in 1996 and 1997.

	Aggregates Group

	The quarter's record results also reflect improved operating results by the company's Aggregates Group. Aggregates Group sales, which represented 29% of the consolidated total in the quarter, increased by $7.1 million or 56% over last year's level, reflecting the acquisitions of the White Stone and Lee
Lime and increased construction aggregates sales. Aggregates operating profit increased 59% to $712,000 with operating margins steady at about 4%.

	Depreciation expense for the Aggregates Group increased to $1.2 million for the first quarter of 1998 from $0.6 million for 1997, primarily reflecting the increase in depreciation and amortization from the three businesses acquired during 1997.

	Drew

	Sales for the James H. Drew subsidiary increased by $1.5 million or 49% for the quarter and were 6% of the consolidated total.
Drew's operating loss for the quarter narrowed to $350,000 compared with a $373,000 loss last year. Due to the seasonally of its business, Drew typically losses money in the first quarter.

	Consolidated

	Selling and administrative costs for the first quarter of 1998 were $10.3 million compared with $6.7 million in 1997. The increase largely reflects the acquisitions made over the past year and increased headquarters costs.

	Interest expense for the first quarter of 1998 was $644,000 compared with $108,000 in 1997. The increase is due to higher average outstanding debt stemming from the acquisitions made over the past year and increased levels of capital spending in 1998.

-11



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	The company's effective tax rate of 32.4% and 31.7% for the first quarter of 1998 and 1997, respectively, was lower than the federal statutory rate of 35% due to the use of percentage depletion.

	The company's business is highly seasonal and particularly sensitive to weather conditions. Interim results are not indicative of annual results.

	The company believes that its cement plants will continue to operate at practical capacity for the remainder of 1998. The company anticipates that the strong growth in its cement shipments evident in the first quarter, which was helped by favorable weather, will moderate. Based upon strong first quarter performance, the company is expecting that its cement production for the year will exceed record 1997 levels. To help augment reduced inventories, the company has initiated a pilot program to import clinker for grinding into cement at its Demopolis, Alabama plant. Should the pilot program be successful, the company is optimistic that its cement shipments for the year will approach 1997 levels.

	Liquidity and Capital Resources

	At March 31, 1998, the company had $635,000 of cash and short-term investments. The company has available an unsecured $180.0 million five-year revolving credit facility for short-term
working capital needs that expires December 31, 2002, and
unsecured bank lines of credit totaling $25.0 million.   At
March 31, 1998, the company had $35.0 million outstanding on its revolving credit facility, classified as long-term debt, and $12.4 million outstanding on its lines of credit, classified as short-term borrowings.

	The company's working capital was $36.4 million at March 31, 1998, $31.4 million at March 31, 1997 and $34.1 million at
December 31, 1997. Higher trade accounts receivable and inventories resulted from business acquisitions over the past

-12-



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	year, higher cement sales and seasonal inventory build-ups. The ratio of current assets to current liabilities was 1.7:1 at March 31, 1998 and 1997 and at December 31, 1997.

	Capital expenditures for the first quarter of 1998 were $12.4 million compared to $6.6 million for the first quarter of 1997.
The $5.8 million increase relates primarily to spending on the $56.0 million modernization and expansion project at the company's Clinchfield cement plant, which was announced in 1997.
The payment for the business acquired of $5.5 million in 1998 relates to the January 1998 acquisition of Commonwealth Stone.
The $12.8 million in 1997 relates to the January 1997 acquisition of Lime Crest Corporation.

	Pending Merger

	On March 17, 1998, the company signed a definitive agreement to merge with Southdown Corporation, Inc. ("Southdown"), a publicly held corporation with its headquarters located in Houston, Texas whose primary lines of business are the production and sale of portland cement and concrete.

	The agreement specifies, among other things, that Southdown will exchange .88 of its common shares for each share of the company's common shares in an exchange that is expected to be tax-free for income tax purposes. Based on the closing prices of Southdown and the company's common stock on Tuesday, March
17, 1998, the transaction results in a implied value for the company's common stock of $61.22 per share and a 17% premium for the company's common shares. On that basis, the total value of the proposed transaction is $1.0 billion. It is expected that the merger will be accounted for as a pooling of interests.

	On April 20, 1998, Southdown announced that the Federal Trade Commission granted a request for early termination of the waiting period of the premerger notification rules with respect to the merger transaction between Southdown and the company.

	Completion of the transaction remains subject to required approvals by shareholders of both companies, registration of Southdown's stock issuable in the transaction under the securities laws and other customary closing conditions.

-13-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

	Labor Issues

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

THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS CONCERNING THE GENERAL STATE OF THE ECONOMY AND THE INDUSTRY AND MARKET CONDITIONS IN CERTAIN GEOGRAPHICAL LOCATIONS IN WHICH THE COMPANY OPERATES. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN SUCH FORWARD-LOOKING STATEMENTS.


Part II - Other Information

Item 1	Legal Proceedings

	None.

Item 6 - Exhibits and Reports on Form 8-K

A Report on Form 8-K was filed March 24, 1998 for the Agreement and Plan of Merger dated as of March 17, 1998, between Medusa Corporation, Bedrock Merger Corp., and Southdown, Inc. and the Press Release dated March 18, 1998.

Exhibit 11 - Statements Re Computation of Per Share Earnings

Computation of Basic and Diluted Income Per Common Share
	(In thousands, except per share)
					                 Three Months Ended
					                       March 31
				                      1998            1997

BASIC EPS
Earnings:

  Net Income                            $ 2,634         $ 1,831

Shares:
Weighted average number of common
  shares outstanding                     16,372          16,657

Basic EPS                               $   .16         $   .11

DILUTED EPS
Earnings:
  Net income available to
    common shareholders                 $ 2,634         $ 1,831

Shares:
Weighted average number of common
  shares outstanding                     16,372          16,657
Dilutive Effect of
  Potential Common Stock:
  Stock options                             146             125
  Restricted stock                          212              15

Weighted average number of
  common shares after
  dilutive effects                       16,730          16,797

Diluted EPS                             $   .16         $   .11

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.


								   MEDUSA CORPORATION
								      REGISTRANT


Date April 24, 1998     				By/s/George E. Uding, Jr.
									George E. Uding, Jr.
									President and Chief
									Operating Officer



Date April 24, 1998     				By/s/R. Breck Denny
									R. Breck Denny
									Vice President-
									Finance and Treasurer